Form 10-Q
period 1997-05-31
PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND INC
filed 1997-07-21
CIK 847414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from _____  to  ______  .

                       Commission File Number:  0-18249

              PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.
            (Exact name of registrant as specified in its charter)

      Virginia                                            04-3042283
      --------                                            ----------
(State of organization)                                (I.R.S. Employer
                                                       Identification  No.)

1285 Avenue of the Americas, New York, New York                      10019
-----------------------------------------------                     --------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code    (800) 225-1174
                                                      --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
 Title of each class                                       which registered
---------------------                                  -----------------------
 Shares of Common Stock                                         None

          Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   |X|    No  |_|

Shares of common stock outstanding as of May 31, 1997: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.

              PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                          CONSOLIDATED BALANCE SHEETS
                 May 31, 1997 and August 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                    May 31         August 31
                                                    ------         ---------

Operating investment properties, at cost:
   Land                                            $   3,352      $   3,352
   Building and improvements                          40,326         40,310
   Furniture, fixtures and equipment                   4,948          4,948
                                                   ---------      ---------
                                                      48,626         48,610
   Less:  accumulated depreciation                   (12,187)       (11,048)
                                                   ---------      ---------
                                                      36,439         37,562

Cash and cash equivalents                              3,610          3,010
Interest and other receivables                           247            399
Accounts receivable - related party                      301            348
Prepaid expenses and other assets                         63             11
Deferred rent receivable                                  95            123
                                                   ---------      ---------
                                                   $  40,755      $  41,453
                                                   =========      =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses              $     253      $      63
Accounts payable - affiliates                             23             22
Accrued termination fee payable                          600              -
Minority interest in consolidated subsidiary             111              -
Shareholders' equity                                  39,768         41,368
                                                   ---------      ---------
                                                   $  40,755      $  41,453
                                                   =========      =========




















                           See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
     For the three and nine months ended May 31, 1997 and 1996 (Unaudited)
                    (In thousands, except per Share amounts)

                                 Three Months Ended        Nine Months Ended
                                       May 31,                   May 31,
                                 -------------------       -----------------
                                   1997        1996        1997        1996
                                   ----        ----        ----        ----

Revenues:
   Rental income                 $1,710      $1,582      $4,945      $4,746
   Interest income                   42          33         117         111
                                 ------      ------      ------      ------
                                  1,752       1,615       5,062       4,857

Expenses:
   Depreciation expense             380         379       1,139       1,138
   Management fees                   22          22          66          66
   Termination fee                  600           -         600           -
   General and administrative        99          89         326         310
   Professional fees                182         136         338         304
   Directors' compensation           33           6          57          18
                                 ------      ------      ------      ------
                                  1,316         632       2,526       1,836
                                 ------      ------      ------      ------

Net income                       $  436      $  983      $2,536      $3,021
                                 ======      ======      ======      ======

Earnings per share of
  common stock                   $ 0.06      $ 0.13      $ 0.34      $ 0.40
                                 ======      ======      ======      ======

Cash dividends paid per share of
   common stock                  $ 0.19      $ 0.18      $ 0.55      $ 0.53
                                 ======      ======      ======      ======


   The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.



















                           See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended May 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                         Common Stock     Additional
                        $.01 Par Value    Paid-in      Accumulated
                       Shares   Amount    Capital      Deficit        Total
                       ------   ------    -------      -------        -----

Shareholders' equity
at August 31, 1995      7,520      $75     $65,711     $(22,569)      $43,217

Cash dividends paid         -        -           -       (3,948)       (3,948)

Distribution of
stock in ILM I
Lease Corporation           -        -           -         (700)         (700)

Net income                  -        -           -        3,021         3,021
                        -----      ---     -------     --------       -------

Shareholders' equity
at May 31, 1996         7,520      $75     $65,711     $(24,196)      $41,590
                        =====      ===     =======     ========       =======

Shareholders' equity
at August 31, 1996      7,520      $75     $65,711     $(24,418)      $41,368

Cash dividends paid         -        -           -       (4,136)       (4,136)

Net income                  -        -            -       2,536         2,536
                        -----      ---     -------     --------       -------

Shareholders' equity
at May 31, 1997         7,520      $75     $65,711     $(26,018)      $39,768
                        =====      ===     =======     ========       =======



















                           See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:
  Net income                                             $  2,536     $ 3,021
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation expense                                   1,139       1,138
     Charitable contribution of preferred stock
         in ILM Holding                                       111           -
     Changes in assets and liabilities:
      Interest and other receivables                          152          45
      Accounts receivable - related party                      47           -
      Prepaid expenses                                        (52)        (63)
      Deferred rent receivable                                 28        (132)
      Accounts payable and accrued expenses                   190        (924)
      Accounts payable - affiliates                             1        (122)
      Accrued termination fee payable                         600           -
                                                         --------     -------
        Total adjustments                                   2,216         (58)
                                                         --------     -------
        Net cash provided by operating activities           4,752       2,963

Cash flows from investing activities:
  Additions to operating investment properties                (16)       (360)
  Funding of initial working capital to ILM I
   Lease Corporation                                            -        (700)
                                                         --------     -------
      Net cash used in investing activities                   (16)     (1,060)

Cash flows from financing activities:
  Cash dividends paid to shareholders                      (4,136)     (3,948)
                                                         --------     -------

Net increase (decrease) in cash and cash equivalents          600      (2,045)

Cash and cash equivalents, beginning of period              3,010       5,006
                                                         --------     -------

Cash and cash equivalents, end of period                 $  3,610     $ 2,961
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

        The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1997 and August 31, 1996 and revenues and expenses for each of the three and nine month periods ended May 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

        As discussed in the Company's Annual Report, the accompanying financial statements reflect the consolidated financial position, results of operations and cash flows of the Company and ILM Holding, Inc. ("ILM Holding"). ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

        As discussed further in the Annual Report, the Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial Liquidation Preference of $111,000. Such amount is included in general and administrative expenses on the accompanying income statement for the nine months ended May 31, 1997. Cumulative dividends in arrears as of May 31, 1997 on the preferred stock in ILM Holding totalled approximately $3,000.

      At a Board meeting on January 10, 1997, the Company's Advisor recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Inc. II ("ILM2"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I Lease Corporation (see
     Note 2) in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM2 voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of the Company and ILM2 and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM2 on the suggested terms three years prior to their scheduled termination date.

         The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept the Advisor's proposal. The Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement to be entered into with the Company and its affiliates. The Company and its affiliates  have  also  accepted,  effective  as  of  June  18,  1997,  the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

        In addition, the Company and ILM I Lease Corporation are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM I Lease Corporation are analyzing a merger of the Company with ILM Holding and are also considering possibly merging the Company with ILM2 and ILM I Lease
     Corporation with ILM II Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The independent investment banker is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

2.  Operating Investment Properties Subject to Master Lease

        The accompanying financial statements include the Company's investments in eight Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                     Rentable     Date of
            Name                                  Location           Units (1)    Investment (2)
            ----                                  --------           ---------    --------------

      Independence Village of East Lansing        East Lansing, MI     161           6/29/89
      Independence Village of Winston-Salem       Winston-Salem, NC    159           6/29/89
      Independence Village of Raleigh             Raleigh, NC          164           4/29/91
      Independence Village of Peoria              Peoria, IL           165           11/30/90
      Crown Pointe Apartments                     Omaha, NE            135           2/14/90
      Sedgwick Plaza Apartments                   Wichita, KS          150           2/14/90
      West Shores                                 Hot Springs, AR      136           12/14/90
      Villa Santa Barbara (3)                     Santa Barbara, CA    125           7/13/92


     (1) The number of rentable units has been adjusted to account for the new property management team's current program of placing non-rental units back into service.

     (2) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. ("AHC"). See the further discussion in the Annual Report.

     (3) The acquisition of the California Facility was financed jointly by the Company and ILM2. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM2, together with its consolidated subsidiary, generally 25% and 75%, respectively.

        As discussed in Note 1, ILM Holding holds title to each Senior Housing Facility subject to a first mortgage loan payable to the Company. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of April 1, 1994, the date of the transfer of ownership from AHC. The modified loans, which had an aggregate principal balance of $54,998,000 at May 31, 1997 and August 31, 1996, require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity on December 31, 1999.

      As discussed further in the Annual Report, effective September 1, 1995 the properties were leased to a newly formed company, ILM I Lease Corporation, pursuant to the terms of a master lease which covers all of the Senior Housing Facilities. ILM I Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly owned subsidiary of the Company as of August 31, 1995. On September 1, 1995, the Company distributed all of the shares of capital stock of ILM I Lease Corporation to the holders of record of the Company's common stock. Prior to the distribution on September 1, 1995, the Company capitalized ILM I Lease Corporation with $700,000 from its existing cash reserves, which was an amount estimated to provide ILM I Lease Corporation with necessary working capital. The master lease agreement is between ILM Holding, as owner and Lessor of the properties, and ILM I Lease Corporation, as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 1999. The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the commencement date of the lease) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in the second quarter of fiscal 1997, and for each fiscal quarter thereafter, ILM I Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for such fiscal quarter over $4,249,000. The Company earned variable rent of $199,000 for the six months ended May 31, 1997. In addition, as the Lessee, ILM I Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

      Combined summarized operating results of the Company's operating investment properties reflecting the rental income earned on individual tenant leases and the property operating expenses as reported by ILM I Lease Corporation in its quarterly filings with the United States Securities and Exchange Commission are as follows (in thousands):

                                   Three Months Ended      Nine  Months Ended
                                         May 31,                 May 31,
                                   ------------------      ------------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

    Rental income                  $4,568      $4,331     $13,394     $12,871

    Expenses:
       Property management fees       222         239         637         709
       Property operating expenses  2,123       1,976       6,306       5,929
       Real estate taxes              193         207         616         607
                                   ------      ------     -------     -------
                                    2,538       2,422       7,559       7,245
                                   ------      ------     -------     -------

                                   $2,030      $1,909     $ 5,835     $ 5,626
                                   ======      ======     =======     =======

3. Related Party Transactions

       Accounts receivable - related party at May 31, 1997 and August 31, 1996 includes advances made to ILM I Lease Corporation primarily for the purchase of personal property to operate the Senior Housing Facilities. Accounts receivable - related party at May 31, 1997 also includes additional variable rent due from ILM I Lease Corporation in accordance with the terms of the Master Lease Agreement.

      The Advisor to the Company earned management fees of $66,000 for each of the nine months ended May 31, 1997 and 1996. Accounts payable affiliates at both May 31, 1997 and August 31, 1996 consists of management fees owed to the Advisor.

      As discussed in Note 1, the Company has accepted the resignation of the Advisor effective as of June 18, 1997. The Company and the Advisor intend to enter into a transition services agreement pursuant to which the Advisor would continue to provide certain administrative services to the Company and its affiliates through August 31, 1997.

      Included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $116,000 and $115,000, respectively, representing reimbursements to an affiliate of the Advisor for providing certain financial, accounting and investor communication services to the Company.

      Also included in general and administrative expenses for the nine months ended May 31, 1997 and 1996 is $6,000 and $8,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Company's cash assets.

4. Contingencies

      On July 29, 1996, ILM I Lease Corporation and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by ILM I Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM I Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's Counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that ILM I Lease Corporation fails to perform pursuant to its obligations under the management agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM2 in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM2, ILM I Lease
   Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision for the liability which might result to the Company from the court's order entering a $1,000,000 judgment has been recorded in the accompanying financial statements.

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

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of ILM I Lease Corporation and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

      As discussed in more detail in the Annual Report, the Company and its Advisor have been involved in certain shareholder-related litigation. In March 1997, the United States District Court for the Southern District of New York announced its final approval of the proposed settlement of the New York Limited Partnership Actions (see the Annual Report for further information). The release of the agreed upon settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received during the quarter ended May 31, 1997. Based on these settlement agreements which cover all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

5. Subsequent Events

        On June 14, 1997, the Company's Board of Directors declared a quarterly dividend for the quarter ended May 31, 1997. On July 15, 1997, a dividend of $0.1875 per share of common stock, totalling approximately $1,410,000, will be paid to shareholders of record as of June 30, 1997.

        As discussed in Note 1, the Company has accepted the resignation of the Advisor effective as of June 18, 1997. The Company and the Advisor intend to enter into a transition services agreement pursuant to which the Advisor would continue to provide certain administrative services to the Company and its affiliates through August 31, 1997.

              PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      As described further in the Company's Annual Report, effective September 1, 1995 the Company implemented a plan which involved master leasing the Senior Housing Facilities to a shareholder-owned operating company. As discussed further in the Annual Report, the Board of Directors believed that such a master lease structure was the best alternative to preserve the Company's REIT status, maximize potential shareholder returns and allow for the greatest flexibility to provide future liquidity to shareholders. In connection with the Company's restructuring plans, the Company formed a new corporation, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM I Lease Corporation, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM I Lease Corporation to the holders of record of the Company's common stock. The master lease agreement is between the Company's consolidated subsidiary, ILM Holding, Inc. ("ILM Holding"), as owner and Lessor of the properties, and ILM I Lease Corporation as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 1999. The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the term of the master lease, ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the commencement date of the lease) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in the second quarter of fiscal 1997, and for each fiscal quarter thereafter, ILM I Lease Corporation will also be obligated to pay variable rent to the Lessor for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for such fiscal quarter over $4,249,000. The Company earned variable rent of $199,000 for the six months ended May 31, 1997. In addition, as the Lessee, ILM I Lease Corporation is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Facilities. The Lessor, as the owner of the Facilities, is responsible for major capital improvements and structural repairs to the Facilities.

      As discussed further in the Annual Report, the Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company has recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial Liquidation Preference of $111,000. Such amount is included in general and administrative expenses in the accompanying statements of income for the nine months ended May 31, 1997. Cumulative dividends in arrears as of May 31, 1997 on the preferred stock in ILM Holding totalled approximately $3,000.

      At a Board meeting on January 10, 1997, the Company's Advisor recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Inc. II ("ILM2), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I Lease Corporation in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM2 voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of the Company and ILM2 and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM2 on the suggested terms three years prior to their scheduled termination date.
      The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept the Advisor's proposal. The Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement to be entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

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

        In addition, the Company and ILM I Lease Corporation are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM I Lease Corporation are analyzing a merger of the Company with ILM Holding and are also considering possibly merging the Company with ILM2 and ILM I Lease Corporation with ILM II Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The independent investment banker is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

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

      On July 29, 1996, ILM I Lease Corporation and ILM Holding ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the eight Senior Housing Facilities leased by ILM I Lease Corporation from ILM Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM I Lease Corporation and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that ILM I Lease Corporation fails to perform pursuant to its obligations under the management agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM2 in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM2, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision for the liability which might result to the Company from the court's order entering a $1,000,000 judgment fee has been recorded in the accompanying financial statements.

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

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of ILM I Lease Corporation and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

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

      As noted above, ILM Holding, as Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. The fiscal 1997 capital expenditure plans include an ongoing program to replace air-conditioning units at the Santa Barbara facility and a potential program to upgrade the overall appearance of the Sedgwick Plaza property. In addition, as discussed in the Annual Report, the Company has been investigating the potential to expand certain facilities that are located in strong markets or from possible future equity offerings depending on the market. Specifically, the investigation has focused on the facilities located in East Lansing, Raleigh, Omaha and Hot Springs. The Board of Directors has concluded that obtaining control of adjacent land for future expansion purposes could add significant value to these properties. In addition, the Board also believes that pursuing potential expansion opportunities could yield substantial increases in cash flow and value. During the current quarter, the Board entered into agreements to purchase land adjacent to three of these facilities. The Board obtained an agreement to purchase two acres of land adjacent to the East Lansing facility. The purchase price has been set at $200,000 and closing is expected to occur in August. The Board also obtained an agreement to purchase two acres of land adjacent to the Raleigh facility. The purchase price has been set at $450,000 and closing is expected to occur by the end of fiscal 1997. In addition, the Board obtained an agreement to purchase three and one-half acres of land adjacent to the Omaha facility. The purchase price has been set at $400,000 and closing is expected to occur during the first quarter of fiscal 1998. The Hot Springs facility already includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new, free-standing assisted living facility. A comprehensive cost-benefit analysis of any potential expansion program will be prepared and evaluated before any expansion decision is made. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital.

      At May 31, 1997, the Company had cash and cash equivalents of $3,610,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated subsidiary for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM I Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. At the present time, the Company's consolidated affiliate, ILM Holding, is not expected to have sufficient cash flow during fiscal 1997 to (i) meet its obligations to make the debt service payments due to the Company under the mortgage loans, (ii) pay for capital improvements and structural repairs in accordance with the terms of its master lease with ILM I Lease Corporation and (iii) pay for costs that may be incurred in defending AHC's counter claim against ILM Holding, as discussed further above. If ILM Holding's liquidity problem is not resolved through the Company's completion of its restructuring plans or otherwise, ILM Holding may not be able to make payments on the mortgage loans to the Company in the amounts required by the applicable loan agreements. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations
Three Months Ended May 31, 1997
-------------------------------

      Net income decreased by $547,000 for the three months ended May 31, 1997, when compared to the same period in the prior year. The decrease in net income is mainly the result of an accrual for a possible termination fee payable to AHC in connection with the litigation discussed further above. The Company's share of the $1,000,000 judgment referred to above could be as much as $600,000, which was recorded as a liability in the Company's financial statements during the third quarter of fiscal 1997. The termination fee expense was partially offset by an increase in rental income of $128,000 for the third quarter of fiscal 1997. Rental income increased due to the accrual of additional variable rent effective December 1, 1996 in accordance with the terms of the Master Lease Agreement, as discussed further in the notes to the accompanying financial statements. Increases in general and administrative expenses, professional fees and Directors' compensation of $10,000, $46,000 and $27,000, respectively, also contributed to the decline in net income for the current three-month period. The increase in general and administrative expenses is primarily due to an increase in directors and officers liability insurance costs for the current three-month period. The increase in professional fees is largely attributable to the cost of the advisory services provided to the Board of Directors by the independent investment banker referred to above. Legal fees declined for the current three-month period mainly as a result of expenses associated with the spin-off of ILM I Lease Corporation which were incurred in the prior period. Director's compensation is higher in the current period due to the increase in the number of independent directors from two to five which occurred during the current fiscal year.

Nine Months Ended May 31, 1997
------------------------------

      Net income decreased by $485,000 for the nine months ended May 31, 1997, when compared to the same period in the prior year. The decrease in net income resulted from an accrual for a possible termination fee payable to AHC in connection with the litigation discussed further above. The Company's share of the $1,000,000 judgment referred to above could be as much as $600,000, which was recorded as a liability in the Company's financial statements during the third quarter of fiscal 1997. The termination fee expense was partially offset by an increase in rental income of $199,000 for the nine months ended May 31, 1997. Rental income increased due to the accrual of additional variable rent effective December 1, 1996 in accordance with the terms of the Master Lease Agreement, as discussed further in the notes to the accompanying financial statements. Increases in general and administrative expenses, professional fees and Directors' compensation of $16,000, $34,000 and $39,000, respectively, also contributed to the decline in net income for the current nine-month period. General and administrative expenses increased primarily due to the inclusion of the charitable contribution expense of $111,000 described above in the results for the current nine-month period. This amount was partially offset by a decline in state franchise tax expense for the current nine-month period. The increase in professional fees is largely attributable to the costs of the advisory services provided to the Board of Directors by the independent investment banker referred to above. Legal fees declined for the current nine-month period mainly as a result of expenses associated with the spin-off of ILM I Lease Corporation which were incurred in the prior period. Director's compensation is higher in the current period due to the increase in the number of independent directors from two to five which occurred during the current fiscal year.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

      As previously disclosed, the Company's management was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Company. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received in April 1997. Based on these settlement agreements which cover all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

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

                       By: PAINEWEBBER INDEPENDENT LIVING
                               MORTGAGE FUND, INC.





                            By: /s/Lawrence A. Cohen
                                --------------------
                                Lawrence A. Cohen
                                 President


Dated:  July 18, 1997