Form 10-K/A
period 1996-08-31
ILM SENIOR LIVING INC /VA
filed 1997-12-15
CIK 847414

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-K/A No. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1996
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______.

                         Commission File Number: 0-18249
                                                 -------

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.
                     (now known as ILM Senior Living, Inc.)
             (Exact name of registrant as specified in its charter)


Virginia                                                             04-3042283
-----------------------                    ------------------------------------
(State of organization)                    (I.R.S. Employer Identification No.)

1285 Avenue of the Americas, New York, New York                           10104
-------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code:              (212) 713-4264
                                                         ----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                               Name of  each
                                                               exchange on
Title of each class                                            which registered
-------------------                                            ----------------
        None                                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                     Shares of Common Stock, $.01 Par Value
                                (Title of class)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Shares of common stock outstanding as of August 31, 1996: 7,520,100 (20,100 of which were initially sold to an affiliate). The aggregate sales price of the shares sold was $75,201,000 ($201,000 for the 20,100 shares sold to an affiliate). This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                         Form 10-K Reference
-------------------------------                               Parts  II  and IV
Prospectus of registrant dated
August 8, 1990, as supplemented

Current Report on Form 8-K                                              Part IV
of registrant dated July 29, 1996

                                     PART I

Item 1. Business (Amended to note that the Company is no longer advised by affiliates of PaineWebber Group, Inc. and to add disclosures regarding restrictions on the Company's borrowing ability)

PaineWebber Independent Living Mortgage Fund, Inc. (the "Company") is a finite-life corporation organized on March 6, 1989 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On June 21, 1989, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653). On July 21, 1989, the public offering terminated. The Company issued 7,520,100 shares, representing capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate, PaineWebber Group, Inc. ("PaineWebber"). As of November 1, 1996, PaineWebber and its affiliates held 165,344 shares of the Company's common stock. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 95% of its taxable income on an annual basis and meet certain other requirements.

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

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. Through January 10, 1997, the capital stock of ILM Holding was owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company held substantially all of the economic ownership in ILM Holding, while PWP Holding held voting control. As discussed further under Item 7, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000.

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

The Company's investments as of August 31, 1996 are described below:



Property Name                                                                       Date of
and Location (1)                            Type of Property                        Investment        Size
----------------                            ----------------                        ----------        ----
Independence  Village of Winston-Salem      Senior Housing Facility                 6/29/89           156 Units
Winston-Salem, NC

Independence Village of East Lansing        Senior Housing Facility                 6/29/89           159 Units
East Lansing, MI

Independence Village of Raleigh             Senior Housing Facility                 12/18/89          163 Units
Raleigh, NC

Independence Village of Peoria              Senior Housing Facility                 12/18/89          164 Units
Peoria, IL

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

Under certain circumstances it may be advantageous for the Company to borrow funds to meet its investment objectives and maximize return to shareholders. The Company's bylaws provide that the Company may not incur indebtedness if, after giving effect to the incurrence of debt thereof, aggregated indebtedness, secured and unsecured, would exceed 300% of the Company's net assets on a consolidated basis, as calculated at the end of each calendar quarter in accordance with generally accepted accounting principles.

In addition to the foregoing, the Company may incur indebtedness in order to prevent default under loans or to discharge them entirely if this becomes necessary to protect the Company's investment. This may occur if foreclosure proceedings are instituted by the holder of a mortgage interest which is senior to that held by the Company, although the Company does not anticipate entering into loans that are subject to such senior mortgage interests. In addition, the Company may incur indebtedness in order to assist in the operation of any property acquired by the Company as a result of a default on a loan made by the Company secured by the property to protect such loan.

Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P., a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PWPI. The partners of the Advisor are affiliates of PWI and PaineWebber.

As discussed further in Item 7, the Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. Subsequent to resignation of the Advisor and affiliated persons, the Board of Directors engaged a former employee of PWPI as a consultant to assist in the management of the Company. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

Subsequently to June 18, 1997, there are five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

The terms of transactions between the Company and the Advisor and its affiliates are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Effective August 14, 1997, the name of the Company was changed to ILM Senior Living, Inc.


Item 3. Legal Proceedings (Amended to update the status of litigation since the date of the original filing.)

On July 29, 1996, ILM I Lease Corporation and ILM Holding, Inc. ("the Companies") terminated the property management agreement with Angeles Housing Concepts, Inc. ("AHC") covering the eight senior housing facilities leased by ILM I Lease Corporation from ILM Holding, Inc., the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM I Lease Corporation and ILM Holding, Inc. allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding, Inc. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Fund, Inc. guaranteed the payment of the termination fee at issue in these proceedings. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM2 in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, PaineWebber Independent Living Mortgage Inc. II (ILM II), ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $600,000 for the liability which might result from the court's orders.

On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, President, Chief Executive Officer, and a director of the Company and others alleging that the defendants intentionally interfered with AHC's property management agreement. The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of ILM I Lease Corporation and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

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

In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the

Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Company and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the agreed upon settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July, 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and REITs at issue in the litigation (including the Company)for any amounts it is required to pay under the settlement.

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

In December 1996. PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions. Final releases and dismissals with regard to these actions were received during fiscal 1997.

Based on these settlement agreements which cover all of the outstanding shareholder litigation, management does not expect that the resolution of the shareholder matters will have a material impact on the Company's financial statements, taken as a whole.

                                     PART II

Item 6. Selected Financial Data (Amended to be consistent with amended financial statements included in Item 14)

               PaineWebber Independent Living Mortgage Fund, Inc.

       For the years ended August 31, 1996, 1995, 1994, 1993 and 1992
                      (in thousands except per unit data)



                                    1996             1995              1994             1993              1992
                                    ----             ----              ----             ----              ----
Revenues                            $   129          $    174          $    85          $   166           $   228

Operating loss                      $  (641)         $   (954)         $  (918)         $  (611)          $  (621)

Gain on sale of Treasury Note-           --                --               --          $    82                --

Equity in income
   from properties securing
   mortgage loans.                  $ 4,756          $  5,053          $ 3,822          $ 2,671           $   822


Net income                          $ 4,115          $  4,099          $ 2,904          $ 2,142           $   201

Earnings per
 share of common
 stock                              $  0.55           $  0.54          $  0.39          $  0.28           $  0.03

Cash dividends paid
 per share of common
 stock                              $  0.70           $  0.71          $  0.40          $  0.70           $  1.00

Total assets                        $41,451           $43,489          $43,580          $43,776           $46,859



The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amended to be consistent with amended financial statements included in Item 14, to reflect changes in ownership subsequent to the original filing, and to note the resignation of the Advisor effective June 18, 1997.)

Liquidity and Capital Resources

The Company offered shares of its common stock to the public from June 21, 1989 to July 21, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $75,201,000 were received by the Company (including $201,000 contributed by PaineWebber Group, Inc.) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $62.8 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by the Company were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993 as a result of the financial problems of its parent company, Angeles Corporation ("Angeles"), which subsequently filed for bankruptcy. In fiscal 1994, a settlement agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company. Subsequently, these affiliates were merged into ILM Holding, Inc. ("ILM Holding"). Through January 10, 1997, the capital stock of ILM Holding was owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Company held substantially all of the economic ownership in ILM Holding, while PWP Holding held voting control. As discussed further under Item 7, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, ILM I Lease Corporation, which is taxable as a regular C Corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of ILM I Lease Corporation to the holders of record of the Company's common stock. One share of common stock of ILM I Lease Corporation was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized ILM I Lease Corporation with $700,000 from its existing cash reserves, which was an amount estimated to provide ILM I Lease Corporation with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is initially between the Company's equity investee, ILM Holding, as owner of the properties and Lessor, and ILM I Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000.

The assumption of ownership of the properties through ILM Holding has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The final phase of the Company's restructuring plans involves the conversion of ILM Holding to a REIT for tax purposes. Certain changes to the ownership structure of ILM Holding which are necessary in order for ILM Holding to qualify as a REIT under the Internal Revenue Code are expected to be made in time for ILM Holding to elect REIT status in conjunction with the filing of its calendar 1996 federal tax return. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 4 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2004. Based on management's current estimate of the increase in the values of the properties which has occurred since April 1994, as supported by independent appraisals, ILM Holding would incur a sizable tax if the properties were sold. Based on these current estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.9 million. As the holder of a 99% economic interest in ILM Holding, the burden of this built-in gain tax would be primarily borne by the Company.

On July 29, 1996, ILM I Lease Corporation and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the eight senior housing facilities leased by ILM I Lease Corporation from ILM Holding. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM I Lease Corporation and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. PaineWebber Independent Living Mortgage Fund, Inc. guaranteed the payment of the termination fee at issue in these proceedings. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM II in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $600,000 for the liability which might result from the court's Orders.

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

The Company has been attempting to continue its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PWPI cause PWP Holding to sell all of the stock held by PWP Holding in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $40,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a Liquidation Preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 Liquidation Preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation.

At a Board meeting on January 10, 1997, the Advisor at that point in time recommended the immediate sale of the senior housing facilities held by the Company and an affiliated entity, PaineWebber Independent Living Mortgage Inc. II ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM I Lease Corporation (see Note 2) in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following comprehensive analysis, the investment banker recommended that the Company decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. After analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM II voted unanimously to decline the Advisor's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" value of the Company and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms three years prior to their scheduled termination date.

The Advisor had indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept the Advisor's proposal. The Company has accepted the resignation of the Advisor, effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates. Subsequent to resignation of the Advisor and affiliated persons, the Board of Directors engaged a former employee of PWPI as a consultant to assist in the management of the Company. The Company is currently evaluating various strategic alternatives, including the possibility of becoming self-managed.

In addition, the Company and ILM I Lease Corporation are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and ILM I Lease Corporation are analyzing a merger of the Company with ILM Holding and are also considering possibly merging the Company with ILM II and ILM I Lease Corporation with ILM II Lease Corporation. In addition, the Company is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The independent investment banker is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of such actions.

The eight properties in which the Company has invested averaged 92% occupancy as of August 31, 1996. As previously reported, a property renovation and assisted-living conversion program has been in progress at Villa Santa Barbara for the past two years. Phase one of the renovations at the Santa Barbara facility, which was completed during fiscal 1995, included renovation of the lobby, dining room, library, activities room, television and game room and the laundry rooms. Phase two of the renovation program, which was substantially completed during the first quarter of fiscal 1996, involved interior unit improvements, hallway upgrades and the conversion of existing studio units to assisted living units. The total cost of the renovation program was approximately $1.2 million, which has been funded 25% by the Company and 75% by PaineWebber Independent Living Mortgage Inc. II ("ILM II") from funds previously reserved for such improvements. Leasing gains at Villa Santa Barbara have been slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended May 31, 1996, ILM I Lease Corporation received the required assisted living licenses. Leasing of the 38 new assisted living units is now well underway. Overall occupancy of Villa Santa Barbara averaged 81% for the fourth quarter of fiscal 1996.

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

As reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company's Board of Directors has concluded that obtaining control of adjacent land for future expansion purposes could add significant value to the East Lansing, Raleigh, Omaha and Hot Springs properties. During 1997, the Company entered into agreements to purchase land adjacent to the East Lansing, Raleigh and Omaha properties. In addition, the Company is in the process of obtaining a credit facility of up to $25 million from a major bank which can be used to fund its expansion plans.

At August 31, 1996, the Company had cash and cash equivalents of $2,610,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from ILM I Lease Corporation, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Results of Operations

1996 Compared to 1995

Net income increased by $16,000 for fiscal 1996 when compared to the prior year. The primary reasons for this increase in net income is a decrease in professional fees incurred during fiscal 1996 net of a decrease in the Company's equity in the income of ILM Holding. Professional fees decreased by $318,000 as a result of the significant amount of legal and tax advisory services incurred in the prior year in connection with the evaluation, selection and implementation of the master lease property ownership structure described above. The Company's equity investee, ILM Holding, now receives master lease rental income from ILM I Lease Corporation rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the Lessee. The master lease rental income earned by ILM Holding during fiscal 1996 was $395,000 less than the excess of rental income earned from the Senior Housing Facilities over property operating expenses and property management fees during the prior year. In addition, a decrease in interest income of $45,000 also partially offset the improvement in net income in fiscal 1996. Interest income decreased due to a decline in the average amount of cash and cash equivalents outstanding when compared to the prior year. The decline in outstanding cash reserves was primarily the result of the Company's funding of the $700,000 initial working capital investment in ILM I Lease Corporation on September 1, 1995.

1995 Compared to 1994

Operating loss increased from $918,000 to $954,000 due to an increase in professional fees mainly as a result of certain legal and tax advisory services required in connection with the evaluation, selection and implementation of the master lease property ownership structure described above. The increase in professional fees was offset by an increase in interest income earned on cash equivalents which resulted from higher average cash balances.

The Company's equity in income of ILM Holding increased by $1,231,000 as ILM Holding generated rental revenues of $16,239,000 for fiscal 1995, as compared to $14,771,000 for the prior year. This increase of $1,468,000, or 10%, along with a decrease in depreciation and amortization of $234,000, were the primary reasons that the Company's net income improved from $2,904,000 for fiscal 1994 to $4,099,000 for fiscal 1995. The increase in rental revenues was mainly the result of an increase in effective rental rates at certain of the Facilities. Overall portfolio occupancy increased slightly from an average of 87% for fiscal 1994 to 89% for fiscal 1995. The biggest leasing gains were achieved at the Winston-Salem and Raleigh properties. Average occupancy at Winston-Salem improved to 84% for fiscal 1995 from an average level of 65% for the prior year. Likewise, average occupancy at Raleigh increased to 98% from 89% over the same period. The occupancy level at the Peoria property dropped during fiscal 1995 to an average of 82% from a level of 88% for the prior year, and the occupancy level at Sedgwick Plaza declined to 86% for fiscal 1995 from an average of 93% in fiscal 1994. Occupancy levels at Crown Pointe, East Lansing and West Shores remained relatively steady, in the mid-to-high 90% range during both years. However, revenues were up at these stabilized properties because management was able to implement rental rate increases while maintaining stable occupancy levels. Occupancy and rental revenues were relatively unchanged at Villa Santa Barbara due to the pending status of the property's assisted living license, as discussed further above. Depreciation expense decreased due to the full year effect of the change in the cost basis of the Facilities upon the transfer of ownership of the Facilities which occurred in April 1994, as discussed further in the Notes to Financial Statements accompanying this Annual Report.

Property operating expenses increased by $300,000, or 4%, for fiscal 1995, partially offsetting the improvement in revenues. The increase in property operating expenses was primarily attributable to higher variable food service, housekeeping, activities and assisted living costs associated with the overall increase in the portfolio occupancy level. However, the change in property operating expenses also reflected a decrease in marketing costs at certain of the Facilities that had achieved stabilized occupancy levels and the effects of certain operating efficiencies implemented at most of the Facilities subsequent to the transfer of ownership. Management and advisory fees incurred by ILM Holding increased by $82,000 as a result of the advisory agreement between ILM Holding and an affiliate of PWPI. Such agreement, which was effective from April 1, 1994 through August 31, 1995, called for fees equal to 0.5% of the Gross Operating Revenues of the Facilities in return for certain administrative services.

1994 Compared to 1993
---------------------

     The Transfers of the Senior Housing Facilities from AHC to the Property Companies in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As previously reported, under generally accepted accounting principles, the Company has always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments have been reduced since inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing

Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the Transfers. Accordingly, for financial reporting purposes the Company has continued to employ its historical cost basis in accounting for these investments subsequent to the Transfers and has continued to record its share of the operating results of the properties in its statement of income. For federal income tax purposes, the investments have always been carried at the contractually stated principal balances of the Loans. For tax purposes only, a loss will be recognized by the Company in 1994 in the amount by which the stated principal balances of the Loans were reduced as of the date of the Transfers.

     Net income increased by approximately $762,000 for fiscal 1994, when compared to fiscal 1993, primarily as a result of an increase of approximately $1,151,000 in equity in the income from the properties securing the Company's acquisition and construction loans. This increase is generally the result of increased occupancy and increased rental income at most of the Senior Housing Facilities. Overall portfolio occupancy increased to 89% as of August 31, 1994 from its level of 85% one year earlier. In addition, several properties which have reached stabilized occupancy levels have successfully implemented rental rate increases on all units. A decrease in the aggregate depreciation expense recognized for all of the Facilities also contributed to the improvement in the net operating results of the properties securing the Company's acquisition and construction loans in fiscal 1994. The decrease in depreciation expense is primarily attributable to the change in the depreciable basis of the fixed assets which occurred upon the transfer of the properties from AHC to the Property Companies. The Property Companies recorded the depreciable basis of the properties based on the historical cost basis of the Company's investments in the operating properties as of April 1, 1994. Such basis was significantly lower than the historical cost basis of AHC, mainly due to the reduction in basis recognized by the Company as a result of payments made by AHC pursuant to its guaranty agreement with the Company. As noted above, the Company's net historical cost basis was lower than management's estimate of the fair market value of the investment properties as of the effective date of the Transfers. The favorable change in the operating results of the Senior Housing Facilities was partially offset by an increase in the Company's operating loss of approximately $307,000. This increase in operating loss was primarily the result of a decrease of approximately $81,000 in interest and other income, an increase in professional fees of approximately $214,000 and an increase in general and administrative expenses of approximately $73,000. The decrease in interest and other income was partly due to the disposition in fiscal 1993 of the investment in a U.S. Treasury Note which yielded a significantly higher rate of return than the return on short-term money-market investments. The disposition of the investment in the U.S. Treasury Note also resulted in a gain of approximately $82,000 in fiscal 1993. The decrease in interest income can also be attributed to a decline in the average outstanding balance of the Company's cash and cash equivalents during fiscal 1994. The increase in professional fees expenses was mainly the result of increased legal costs related to the AHC loan defaults and management's efforts to protect the Company's interest in the underlying collateral. The increase in general and administrative expenses was also primarily due to additional costs incurred in connection with the AHC loan defaults.

     A decline in management fees of approximately $77,000 in the current year also contributed to the increase in net income. Management fee expense decreased due to the reduction in the quarterly dividend, beginning with the quarter ended February 28, 1993, from $0.25 per share to $0.10 per share. The dividend reduction, resulting from the circumstances described above with respect to the loan defaults, reduced the shareholders' rate of return on original shareholders' equity to below 10% per annum. Accordingly, the Advisor has not earned any incentive management fees since the first quarter of fiscal 1993.


Item 8. Financial Statements and Supplementary Data (Amended as described under
Item 14.)

The financial statements and supplementary data are included under Item 14 of this Annual Report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant (Amended to note resignation of the Advisor and affiliated persons effective June 18, 1997.)

Effective after June 18, 1997, there are five directors of the Company, none of whom is an affiliate of the Advisor. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

(a) and (b) The names and ages of the directors and executive officers of the Company are as follows:



                                                                                              Date
                                                                                              elected
  Name                              Office                                  Age               to Office
  ----                              ------                                  ---               ---------
Lawrence A. Cohen                   President, Chief Executive
                                    Officer and Director                    43                5/15/91
Jeffry R. Dwyer                     Director                                50                2/12/90*
J. William Sharman, Jr.             Director                                56                2/12/90*
Carl J. Schramm                     Director                                50                12/5/96
Julien G. Redele'                   Director                                61                12/5/96
Walter V. Arnold**                  Senior Vice President, Chief
                                    Financial Officer
                                    and Treasurer                           49                2/12/90*
James A. Snyder**                   Senior Vice President                   51                7/06/92
C. David Carlson**                  Vice President                          48                12/11/95
Dorothy F. Haughey**                Secretary                               70                2/12/90*


*  The date of incorporation of the Company.

** The Company has accepted the resignation of the Advisor effective as of June 18, 1997. The Advisor has agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates have also accepted, effective as of June 18, 1997, the resignations of those officers and directors who are employees of or otherwise affiliated with the Advisor or its affiliates.

(c) Through June 18, 1997, ILM REIT Advisor, Inc., the general partner of the Advisor, assisted the directors and officers of the Company in the management and control of the Company's affairs. ILM REIT Advisor, Inc. was a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The principal executive officers of ILM REIT Advisor, Inc. were as follows:

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


                                    III - 1

(e) The business experience of each of the directors and executive officers of the Company and ILM REIT Advisor, Inc. is as follows:

Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corp., an affiliate of Capital Senior Management 2, Inc., which is the company that was contracted by ILM I Lease Corporation in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen joined Capital Senior Living Corp. in November 1996. Mr. Cohen was President and Chief Executive Officer of PWPI until August 1996. Mr. Cohen joined PWPI in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen is also a member of the board of directors of PaineWebber Independent Living Mortgage Inc. II (ILM II), ILM I Lease Corporation, ILM II Lease Corporation and Retail Property Investors, Inc. (RPI). Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

Jeffry R. Dwyer has served as a director of the Company since its inception in 1990. Mr. Dwyer is a partner with the law firm of Akin, Gump, Straus, Hauer & Feld in the District of Columbia, which he joined in 1993. Prior to joining Akin, Gump, Straus, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Immediately prior to joining Morrison & Foerster, Mr. Dwyer was a partner with the law firm of Lane & Edson. Mr. Dwyer also presently serves as a director of ILM II, ILM I Lease Corporation and ILM II Lease Corporation. Mr. Dwyer has written several books on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

J. William Sharman, Jr. has served as a director of the Company since its inception in 1990. Mr. Sharman is the Chairman of the Board and President of Lancaster Hotel Management, L.C., a hotel management company, and Bayou Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman is Vice Chairman of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. Mr. Sharman also presently serves as a director of ILMI and RPI. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

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


                                    III - 2

Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

Walter V. Arnold was a Senior Vice President, Chief Financial Officer and Treasurer of the Company and is Senior Vice President and Chief Financial Officer of PWPI which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

James A. Snyder was a Senior Vice President of the Company and is a Senior Vice President of PWPI. Mr. Snyder re-joined PWPI in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

C. David Carlson was a Vice President of the Company and a Vice President of PWPI which he joined in December 1995. From 1987 through 1995, Mr. Carlson was an officer in Belmont Properties, Inc., a Boston-based real estate investment, development and advisory firm. Mr. Carlson graduated from the University of Minnesota in 1977 and received a Master of Science in Real Estate Development degree from the Massachusetts Institute of Technology in 1986. In 1997, Mr. Carlson left PWPI and currently serves as a consultant to the Company.

Dorothy F. Haughey was Secretary of the Company and is Assistant Secretary of PaineWebber and Secretary of PWI and PWPI. Ms. Haughey joined PaineWebber in 1962.

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


Item 13. Certain Relationships and Related Transactions (Amended to reflect the resignation of the Advisor effective June 18, 1997.)

Through June 18, 1997 (see Item 10) and subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company was provided by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of certain assignee interests of PA are or have been also officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group Inc., ("PaineWebber").

For its services in finding and recommending investments, PWPI received a mortgage placement fee equity to 2% of the capital contributions of the company. Mortgage placement fees totaling $1,036,248 were earned by PWPI during the Company's investment acquisition period. In connection with construction loans, a construction loan administration fee of 1% of each construction loan was paid by AHC to PWPI or its affiliates for administering such loan. In connection with acquisition loans, a due diligence fee of 1% of the principal amount of each such loan was paid by AHC to PWPI for


                                    III - 3
conducting due diligence activities. Loan administration and due diligence fees totaling $425,141 were paid to PWPI during the Company's investment acquisition period.

AHC received an investment fee for providing the Company with the opportunity to invest the available proceeds of the offering in loans. The investment fee is an amount equal to 0.75% of the offering proceeds, and was payable on the date of the Initial Closing. Investment fees earned by AHC totaled $388,603.

AHC received a research and analysis fee in connection with the offering equal to 1% of the capital contributions for identifying and analyzing development and acquisition opportunities for Senior Housing Facilities and for reimbursements of certain expenses associated with those activities. The research and analysis fee paid to AHC totaled $518,123.

The Advisor was entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments; all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

Under the Advisory Agreement, the Advisor had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totaling $130,000 for the year ended August 31, 1996. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

The Advisor and its affiliates were reimbursed for their direct expenses relating to the offering of Shares, the administration of the Company and the acquisition and operations of the Company's real estate investments.

An affiliate of the Advisor performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Total costs incurred by this affiliate in providing these services are allocated among several entities, including the Company. Included in general and administrative expenses on the accompanying statement of income for the year ended August 31, 1996 is $107,000, representing reimbursements to this affiliate for providing such services to the Company.

Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.


                                    III - 4

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Amended to account for the Company's investment in ILM Holding, Inc. using the equity method, to clarify the Company's obligation under its guaranty related to the Angeles termination fee litigation, to include an unaudited footnote regarding events subsequent to the date of the independent auditors report, and to include the separate financial statements of ILM Holding, Inc.)

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PAINEWEBBER INDEPENDENT
                                                  LIVING MORTGAGE FUND, INC.



                                                  By: /s/ Lawrence A. Cohen
                                                  Lawrence A. Cohen
                                                  President and Chief Executive
                                                  Officer



Dated:  November 7, 1997

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.


                                INDEX TO EXHIBITS



                                                                                        Page Number in the
Exhibit No.                Description of Document                                      Report or Other Reference
-----------                -----------------------                                      -------------------------
(3) and (4)                Prospectus of  the Registrant dated June 9, 1989,            Filed with the
                           as  supplemented, with particular reference to the           Commission  pursuant to
                           Restated Certificates and Agreement of Limited               Rule 424c and
                           Partnership.                                                 incorporated herein
                                                                                        by reference.

(10)                       Material contracts previously filed as exhibits to           Filed with the
                           registration statements and amendments thereto               Commission pursuant to
                           of the registrant together with all such contracts           Section 13 or 15d of the
                           filed as exhibits of previously filed Form 8-K and           Securities Exchange
                           Forms 10-K are hereby incorporated by reference.             Act of 1934 and
                                                                                        incorporated herein by
                                                                                        reference.

                           Contracts regarding retention by ILM I Lease                 Filed as exhibits 1 and 2
                           Corporation of Capital Senior Management 2,  Inc.,           to the Current Report on
                           as property manager.                                         Form 8-K dated July 29,
                                                                                        1996 and incorporated
                                                                                        herein by reference.

(13)                       Annual Reports to Stockholders                               No Annual Reports for
                                                                                        the year ended August 31,
                                                                                        1996 has been sent to the
                                                                                        Stockholders. An Annual Report
                                                                                        will be sent to the Stockholders
                                                                                        subsequent to this filing.

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


                                                                     Reference

PaineWebber Independent Living Mortgage Fund, Inc.:

   Report of independent auditors                                       F-2

   Balance sheets as of August 31, 1996 and 1995                        F-3

   Statements of income for the years ended
     August 31, 1996, 1995 and 1994                                     F-4

   Statements of changes in shareholders' equity
     for the years ended August 31, 1996, 1995 and 1994                 F-5

   Statements of cash flows for the years ended
     August 31, 1996, 1995 and 1994                                     F-6

   Notes to financial statements                                        F-7

ILM Holding, Inc.

Report of independent auditors                                          F-23

   Balance sheets as of August 31, 1996 and 1995                        F-24

   Statements of income for the year ended
     August 31, 1996, the two month period ended
     August 31, 1995 and the year ended June 30, 1995                   F-25

   Statements of changes in shareholders' equity
     for the year ended August 31, 1996, the two
     month period ended August 31, 1995 and the
     year ended June 30, 1995                                           F-26

   Statements of cash flows for the year ended
     August 31, 1996, the two month period
     ended August 31, 1995 and the year ended
     June 30, 1995                                                      F-27

Notes to financial statements                                           F-28

Schedule III - Real Estate and Accumulated Depreciation                 F-36


         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Shareholders of
PaineWebber Independent Living Mortgage Fund, Inc.

    We have audited the accompanying balance sheets of PaineWebber Independent Living Mortgage Fund, Inc. as of August 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber Independent Living Mortgage Fund, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.

    As described in Note 2, the financial statements as of August 31, 1996 and 1995 and for each of the three years ended August 31, 1996 have been restated to account for the Company's investment in and construction loans to ILM Holding, Inc. on the equity method.



                                               /s/ ERNST & YOUNG LLP
                                               ERNST & YOUNG LLP







Boston, Massachusetts
December 10, 1996
Except for Note 2 to which
the date is September 30, 1997

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                                 BALANCE SHEETS
                            August 31, 1996 and 1995
                                 (In thousands)



                                                                              1996               1995
                                                                         --------------     -------------
                               ASSETS

Real estate investments -
    Investment in and construction loans to ILM Holding, Inc.                 $38,477           $39,737
Cash and cash equivalents                                                       2,610             3,565
Interest and other receivables                                                    353               175
Prepaid expenses and other assets                                                  11                12
                                                                         --------------     -------------

                                                                              $41,451           $43,489
                                                                         ==============     =============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - affiliates                                                      22               144
Accounts payable and accrued expenses                                              61               128
                                                                         --------------     -------------

Total liabilities                                                                  83               272

Shareholders' equity:
Common stock, $0.01 par value,
10,000,000 shares authorized,
7,520,100 shares issued and outstanding                                            75                75
Additional paid-in capital (net of offering costs)                             65,711            65,711
Accumulated deficit                                                           (24,418)          (22,569)
                                                                         --------------     -------------

Total shareholders' equity                                                     41,368            43,217
                                                                         --------------     -------------

                                                                              $41,451           $43,489
                                                                         ==============     =============


See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                              STATEMENTS OF INCOME
               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)



                                                           1996             1995             1994
                                                      -------------     ------------     ------------
Revenues:
   Interest income earned
     on cash equivalents                                  $  129          $  174          $   85


Expenses:
   Management fees                                            88              89              94
   General and administrative                                313             340             356
   Insurance expense                                          30              42              48
   Professional fees                                         315             633             477
   Director compensation                                      24              24              24
   Amortization expense                                       --              --               4
                                                      -------------     ------------      -----------
                                                             770           1,128           1,003
                                                      -------------     ------------     ------------
Operating loss                                              (641)           (954)           (918)

Equity in income of properties securing
    construction loans                                     4,756           5,053           3,822
                                                      -------------      -----------     ------------

Net income:                                               $4,115          $4,099          $2,904
                                                      =============     ============     ============

Earnings per share of common stock                        $ 0.55          $ 0.54          $ 0.39
                                                      =============     ============     ============

Cash dividends paid per share
  of common stock                                         $ 0.70          $ 0.71          $ 0.40
                                                      =============     ============     ============



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

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1996, 1995 and 1994
                    (In thousands, except per share amounts)



                                       Common Stock            Additional
                                      $.01 Par Value            Paid-in         Accumulated
                                  Shares        Amount          Capital           Deficit              Total
                                 ------------- ------------   ---------------  --------------    ---------------
Shareholders' equity
 at August 31, 1993                7,520,100          $75         $65,711       $(22,233)             $43,553
Cash dividends paid                        -            -               -         (3,008)              (3,008)
Net income                                 -            -               -          2,904                2,904
                                 -------------   ---------   ---------------  ----------------   ---------------

Shareholders' equity
 at August 31, 1994                7,520,100           75          65,711        (22,337)              43,449
Cash dividends paid                        -            -               -         (5,302)              (5,302)
Net income                                 -            -               -          4,099                4,099
Adjustment to eliminate
reporting lag for combined
facilities' operations (Note 4)            -            -               -            971                  971
                                 -------------   ---------   ---------------  ----------------   ---------------

Shareholders' equity
 at August 31, 1995                7,520,100           75          65,711        (22,569)              43,217
Cash dividends paid                        -            -               -         (5,264)              (5,264)
Distribution of stock in ILM I
Lease Corporation (Note 4)                 -            -               -           (700)                (700)
Net income                                 -            -               -          4,115                4,115
                                 -------------   ---------   ---------------  ----------------   ---------------

Shareholders' equity
 at August 31, 1996                7,520,100          $75         $65,711       $(24,418)             $41,368
                                 =============   =========   ===============  ================   ===============


See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)



                                                                             1996          1995          1994
                                                                       ------------   -----------   -----------
Cash flows from operating activities:
   Net income                                                              $4,115        $4,099        $2,904
   Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of properties securing construction loans            (4,756)       (5,053)       (3,822)
     Amortization expense                                                       -             -             4
     Changes in assets and liabilities:
       Interest and other receivables                                        (178)         (167)           29
       Prepaid expenses and other assets                                        1           (12)           43
       Accounts payable - affiliates                                         (122)          119          (130)
       Accounts payable and accrued expenses                                  (67)           21            39
                                                                       ------------   -----------   -----------
         Total adjustments                                                 (5,122)       (5,092)       (3,837)
                                                                       ------------   -----------   -----------
         Net cash used in operating activities                             (1,007)         (993)         (933)

Cash flows from investing activities
   Initial investment in ILM I Lease Corporation                             (700)            -             -
   Net proceeds from full satisfaction of claims against Angeles
       Corporation and affiliates                                               -         1,422             -
   Additional fundings of construction loans                                 (106)         (170)         (939)
   Contractual payments received from
         construction loans                                                 6,122         6,310         4,379
                                                                       ------------   -----------   -----------
         Net cash provided by investing activities                          5,316         7,562         3,440

Cash flows from financing activities:
   Cash dividends paid to shareholders                                     (5,264)       (5,302)       (3,008)
                                                                       ------------   -----------   -----------
         Net cash used in financing activities                             (5,264)       (5,302)       (3,008)
                                                                       ------------   -----------   -----------

Net (decrease) increase in cash and cash equivalents                         (955)        1,267          (501)

   Cash and cash equivalents, beginning of year                             3,565         2,298         2,799
                                                                       ------------   -----------   -----------
   Cash and cash equivalents, end of year                                  $2,610        $3,565        $2,298
                                                                       ============   ===========   ===========


See accompanying notes.

               PAINEWEBBER INDEPENDENT LIVING MORTGAGE FUND, INC.

                          Notes to Financial Statements


1.  Nature of Operations

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

The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. ILM Holding issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $7,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 99% of the total amount of dividends and distributions made to all shareholders. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an aggregate amount equal to 1% of the total amount of dividends and distributions made to all shareholders. As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note
2). As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM I Lease Corporation effective September 1, 1995 (see Note 4 for a description of the master lease agreement).


2.  Change in Accounting Principle

The financial position and results of operations of ILM Holding were previously consolidated with those of the Company for financial reporting purposes because the Company has substantially all of the economic ownership in ILM Holding. However, because the Company does not hold majority voting control, it determined that accounting for its investment in ILM Holding using the equity method would be more appropriate. As a result, the accompanying financial statements have been restated to account for the Company's investment in ILM Holding using the equity method. Under the equity method, the Company's investment in ILM Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM Holding's earnings, losses and distributions.


3.  Use of Estimates and Summary of Significant Accounting Policies

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

          The Company's affiliate, ILM Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

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

     D.   OFFERING COSTS

          Offering costs consist primarily of selling commissions and other costs such as printing and mailing costs, legal fees, filing fees and other marketing costs associated with the offering of shares. Selling commissions were equal to 8% of the gross proceeds raised through the public offering. Commissions totaling $6,000,000 were paid to PWI in connection with the sale of shares. All of the offering costs are shown as a reduction of shareholders' equity.

     E.   FAIR VALUE DISCLOSURES

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

          Accounts payable - affiliates: The carrying amount reported on the balance sheet for accounts payable affiliates approximates its fair value due to the short-term maturity of such instrument.

4.  The Advisory Agreement and Related Party Transactions

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

The Advisor and its affiliates receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to the Advisor and its affiliates under the terms of the Advisory Agreement is as follows:

     1. Under the Advisory Agreement, the Advisor has specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. The Advisor will receive an annual Base Fee and an Incentive Fee of 0.15% and 0.45%, respectively, of the Gross Assets of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. The Advisor earned base management fees totaling $88,000, $89,000 and $94,000 for the years ended August 31, and 1994, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

     2. For its services in finding and recommending investments, PWPI received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees totaling $1,504,000 were earned by PWPI during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.

     3. For its administrative services with respect to all loans, PWPI received loan servicing fees equal to 1% of capital contributions. Loan servicing fees totaling $752,010 were earned by PWPI during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.

     4. In connection with the construction of Senior Housing Facilities, PWPI received a fee, paid directly by AHC, equal to 1% of the principal amount of each construction loan for administering construction loans made by the Company. Such fees received by PWPI totaled $431,000 during the Company's investment acquisition period.

     5. The Advisor will be entitled to receive 1% of Disposition Proceeds, as defined, until the shareholders have received dividends of Net Cash equal to their Adjusted Capital Investments, as defined, plus a 12% non-compounded annual return on their Adjusted Capital Investments, all Disposition Proceeds thereafter until the Advisor has received an aggregate of 5% of Disposition Proceeds; and, thereafter, 5% of Disposition Proceeds.

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

5. Investment in ILM Holding, Inc.

The Company had made certain mortgage loans (collectively, "the Loans") to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The Company's loans were secured by first mortgages on the Senior Housing Facilities and a security interest in all tangible personal property. During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that had resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. During fiscal 1993 and continuing in fiscal 1994, the Company retained special counsel and had extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby title to ownership of the properties would be transferred from AHC to the Company.

On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994. The Transfers were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC, and previously approved by the bankruptcy court handling the bankruptcy case of Angeles. Conveyance documents relating to the Transfers were placed in escrow on February 17, 1994 pending the completion of certain due diligence procedures. This due diligence process included the setting up of appropriate entities to take title to the individual properties as well as the completion of the licensing requirements for each facility. On April 27, 1994, the due diligence process was completed, escrow was broken and the Transfers were effected. Under the terms of the Settlement Agreement, the Company released AHC and Angeles from certain obligations under the Loans.

All of the capital stock of each Property Company is held by ILM Holding, Inc. ("ILM Holding"), a newly-formed Virginia corporation. The capital stock of ILM Holding is owned by the Company and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PWPI. The Company holds substantially all of the economic ownership in ILM Holding, while PWP Holding holds voting control. ILM Holding has issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.1 and 99% of the total amount of dividends and distributions made to all shareholders. ILM Holding has also issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $7,000. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.001 and 1% of the total amount of dividends and distributions made to all shareholders.

Each Property Company acquired the respective operating property subject to, and assumed the obligations under, the Loan payable to the Company. The principal balance of each Loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified Loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 31, 1994, 11% for the period January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998, and 14.5% for the period January 1, 1999 through maturity, on December 31, 1999.

Management expects the property ownership structure described above to be in place only temporarily. Since the time that the Company reached agreement with AHC regarding the terms of the Settlement Agreement, management has been investigating and evaluating the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code. The Board of Directors has identified what it believes is the best structure to accomplish these objectives, and the Company is in the process of implementing that structure as of the date of this report.

Certain changes to the presentation of the Company's financial position and results of operations will be required once the aforementioned permanent property ownership structure is effected. The Transfers of the Senior Housing Facilities from AHC to the Property Companies in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As stated above, under generally accepted accounting principles, the Company has always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments have been reduced since inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investments had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the Transfers. Accordingly, for financial reporting purposes the Company has continued to employ its historical cost basis in accounting for these investments subsequent to the Transfers and has continued to record its share of the operating results of the properties in its statement of income. For federal income tax purposes, the investments have always been carried at the contractually stated principal balances of the Loans. For tax purposes only, a loss will be recognized by the Company in 1994 in the amount by which the stated principal balances of the Loans were reduced as of the date of the Transfers (see discussion below).

Based on the initial economic structure of the loan transactions and the expected future allocations of cash flows between the Company and AHC, management originally estimated that the Company's allocable share of the earnings or losses of the properties securing the loan investments was approximately 90% of the total earnings or losses (including depreciation expense) of such properties. As a result of the loan defaults and the Settlement Agreement discussed further above, management believes that the initial economic structure of the Company's investments has changed and, accordingly, the Company has recognized 100% of the earnings or losses of the underlying operating properties in the accompanying income statements for fiscal 1994 and are reported within Investment In and Construction Loans to ILM Holding, Inc. on the accompanying balance sheet.

The following mortgage loans were outstanding at August 31, 1996 and 1995:



         Property
         Pledged                                                               Date of
         as Collateral                         8/31/96           8/31/95       Loans
         -------------                         -------           -------       -----
         Independence                        $8,950,000         $8,950,000     6/29/89
         Village of
         East Lansing, MI

         Independence                          5,750,000         5,750,000     6/29/89
         Village of
         Winston-Salem, NC

         Independence                          8,350,000         8,350,000     4/29/91
         Village of
         Raleigh, NC

         Independence                          8,350,000         8,350,000     11/30/90
         Village of
         Peoria, IL

         Crown Pointe                          8,200,000         8,200,000     2/14/90
         Apartments
         Omaha, NE

         Sedgwick Plaza                        8,350,000         8,350,000     2/14/90
         Apartments
         Wichita, KS

         West Shores                           5,350,000         5,350,000     12/14/90
         Hot Springs, AR

         Villa Santa Barbara
         Santa Barbara, CA                     1,698,000         1,592,000     7/13/92
                                             ------------      ------------

                                              54,998,000        54,892,000
         Less discount                       (14,607,000)      (14,607,000)
                                             ------------      ------------
                                             $40,391,000       $40,285,000
                                             ============      ============



A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

Descriptions of the properties financed by the Company's loans are summarized below:

         Independence Village of East Lansing
         ------------------------------------

         In June 1989, the Company acquired a Loan with respect to a 159-unit Senior Housing Facility known as Independence Village of East Lansing located in East Lansing, Michigan. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in May, 1989.

         Independence Village of Winston-Salem
         -------------------------------------

         In June 1989, the Company acquired a loan with respect to a 156-unit Senior Housing Facility known as Independence Village of Winston-Salem located in Winston-Salem, North Carolina. Construction of the Senior Housing Facility, which was 93% leased as of August 31, 1996, was completed in February, 1989.

         Independence Village of Raleigh
         -------------------------------

         In December 1989, the Company acquired a loan with respect to a 163-unit Senior Housing Facility, known as Independence Village of Raleigh, located in Raleigh, North Carolina. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 98% leased as of August 31, 1996, was completed in March, 1991. The Company's investment was converted from a construction loan to a permanent loan effective April 29, 1991.

         Independence Village of Peoria
         ------------------------------

         In December 1989, the Company acquired a loan with respect to a 164-unit Senior Housing Facility known as Independence Village of Peoria located in Peoria, Illinois. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in November, 1990. The Company's investment was converted from a construction loan to a permanent loan effective November 30, 1990.

         Crown Pointe
         ------------

         In February 1990, the Company acquired a loan with respect to an existing 133-unit Senior Housing Facility known as Crown Pointe Apartments located in Omaha, Nebraska. The Senior Housing Facility, which was 99% leased as of August 31, 1996, was opened in August of 1985.

         Sedgwick Plaza
         --------------

         In February 1990, the Company acquired a loan with respect to an existing 150-unit Senior Housing Facility known as Sedgwick Plaza Apartments located in Wichita, Kansas. The Senior Housing Facility, which was 83% leased as of August 31, 1996, was opened in May of 1985.

         West Shores
         -----------

         In December 1990, the Company acquired a loan with respect to an existing 134-unit Senior Housing Facility known as West Shores located in Hot Springs, Arkansas. The Senior Housing Facility, which was 94% leased as of August 31, 1996, was opened in June of 1987.

         Santa Barbara
         -------------

         In July 1992, the Company acquired an A&C Loan with respect to an existing 123-unit Senior Housing Facility known as Villa Santa Barbara located in Santa Barbara, California. The acquisition and improvement of the facility was financed by the aforementioned loan and another loan from an affiliated company, PaineWebber Independent Living Mortgage Inc. II (ILM2). Any amounts due from the borrower with regard to the mortgage loans on the Santa Barbara property will be equitably apportioned between the Company and ILM2 (generally 25% to the Company and 75% to ILM2). The Company and ILM2 have entered into a Intercreditor Agreement to set forth their respective rights and entitlements under the loan documents. The Senior Housing Facility, which was 81% leased as of August 31, 1996, was opened in June of 1979.

Other Information Regarding Mortgage Loans:

The Settlement Agreement calls for AHC to be retained in a property management capacity under a contract covering the operating properties (the "Management Contract"). The terms of the Management Contract provide that AHC will receive a base management fee (the "Base Management Fee") equal to 5.5% of Gross Operating Revenues, as defined. In addition, AHC is eligible to earn additional compensation through a 25% participation in excess cash flow or sale or refinancing proceeds above specified levels. The thresholds at which AHC would begin to participate in excess cash flow or sale or refinancing proceeds have been set at levels which provide that the Company would receive all amounts to which it was originally entitled under the terms of the Exclusivity Agreement on a cumulative basis before such participation begins. The Property Companies have the right to terminate the Management Contract for cause at any time and can terminate the agreement without cause upon 30 days' written notice to AHC. The Property Companies can also terminate the Management Contract immediately if certain current executive officers of AHC do not remain in their present capacities. Furthermore, the Property Companies have the option of terminating the Management Contract any time after December 31, 1994 by giving 30 days' written notice following any fiscal quarter for which the net operating income level of each operating property fails to equal or exceed certain specified levels. If the Management Contract were terminated on or before June 30, 1995, without cause or because the specified executive officers failed to remain employed by AHC, AHC would be entitled to receive a termination fee equal to 24 months Base Management Fee calculated based on annualized Gross Operating Revenue for the three calendar months immediately preceding such termination. Under these circumstances the termination fee declines to 18 months Base Management Fee after June 30, 1995 and to 12 months Base Management Fee after June 30, 1996. If the Management Contract is terminated because the net operating income levels are below the specified amounts, the termination fees described above would be subject to reduction to between 75% and 0% of the applicable amount depending on the magnitude of the net income shortfall. The Company has guaranteed payment of the termination fee.

Condensed balance sheets of ILM Holding, Inc. as of August 31, 1996 and 1995 are presented as follows:


                                     Assets
                                     ------



                                                                       August 31, 1996           August 31, 1995
                                                                       ---------------           ---------------
Current
Assets                                                                     $  1,104                  $  1,861
Operating Investment Properties, net                                         38,214                    39,323
                                                                           ---------                 ---------
                                                                            $39,318                   $41,184
                                                                           =========                 =========


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------

Current liabilities                                                        $    588                 $   835
Long term debt                                                               40,391                  40,285
Shareholders' equity (deficit)                                               (1,661)                     64
                                                                           ---------                ---------
                                                                           $ 39,318                 $41,184
                                                                           =========                =========




                     Reconciliation of Company's Investment
                     --------------------------------------

Company's share of capital at August 31, 1996                                (1,661)
Excess basis due to investment in and
    construction loans to ILM Holding, Inc. (1)                                 584
Company's share of investee's current liabilities
    and long-term debt                                                       40,976
Permanent difference due to settlement of claims
    with Angeles Corporation and affiliates (2)                              (1,422)
                                                                           ---------
Investment in and construction loans to ILM
    Holding, Inc.                                                          $ 38,477
                                                                           =========


(1) The Company's investment in and construction loans to ILM Holding, Inc. includes amounts representing acquisition fees and other expenses incurred by the Company in connection with the acquisition of the construction loans encumbering the ILM Holding, Inc. properties. Excess basis is being amortized over the term of the loans.

(2) As described in Note 5 under Angeles Corporation Litigation.

Summarized operations of the investment properties securing the Company's A&C Loans for the year ended August 31, 1996, the two months ended August 31, 1995, and the years ended June 30, 1995 and 1994 are as follows:

                         Condensed Summary of Operations
                         -------------------------------



                                        Year ended         Two months ended          Year ended       Year ended
                                      August 31, 1996       August 31, 1995         June 30, 1995    June 30, 1994
                                      ---------------       ---------------         -------------    -------------
Revenues                                $ 6,344                $2,753                 $16,264          $14,774

Operating Expenses                            -                 1,542                   9,541            9,138
Depreciation expense                      1,290                   227                   1,364            1,589
Interest expense                          6,707                 1,046                   5,673            7,090
Management advisory  fees                     -                    13                      81                -
General and administrative                   72                     -                       -                -
                                        ---------              -------                --------         --------

Net loss                                $(1,725)               $  (75)                $  (395)         $(3,043)
                                        ========               =======                ========         ========

   Company's share of loss              $(1,725)               $  (75)                $  (395)         $(3,043)
   Borrowers' share of loss                   -                     -                       -                -
                                        ---------              -------                -------          --------
                                        $(1,725)               $  (75)                $  (395)         $(3,043)
                                        =========              =======                ========         ========


Reconciliation of Company's Share of Income
-------------------------------------------

Company's share of loss
   as shown above                       $(1,725)               $  (75)                $  (395)         $(3,043)
Interest on mortgage loans issued
   by the Company                         6,707                 1,046                   5,673            7,090
Amortization of excess basis               (226)                    -                    (225)            (225)
                                        --------               -------                --------         --------
Equity in income from properties
   mortgage loans                       $ 4,756                $  971                 $ 5,053          $ 3,822
                                        ========               =======                ========         ========


As discussed earlier, on September 12, 1994 the Company formed a new subsidiary, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM I Lease Corporation effective September 1, 1995 (see Item 7 for a description of the master lease agreement). A condensed balances sheet as of August 31, 1996 and summary of operations for the year then ended of ILM I Lease Corporation are as follows:


                                     Assets
                                     ------

                                                             August 31, 1996
                                                             ---------------

Current Assets                                                    $2,529
Furniture, fixtures and equipment                                    242
Other non-current assets                                              26
                                                                  ------
                                                                  $2,797
                                                                  ======


                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities                                               $1,613
Other non-current liabilities                                        123
Shareholders' equity                                               1,061
                                                                  ------
                                                                  $2,797
                                                                  ======


                                                         Summary of Operations
                                                         ---------------------

                                                               Year ended
                                                             August 31, 1996
                                                             ---------------

         Revenues                                                 $17,285

         Operating expenses                                        16,682
         Income tax expense                                           241
                                                                  -------
         Net income                                               $   362
                                                                  =======



6. Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,513,935 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $592,000 against an affiliate of Angeles which had made a separate guaranty to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1.5 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $2.1 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the operating investment properties.

Termination of Management Contract with AHC

On July 29, 1996, ILM I Lease Corporation and ILM Holding, Inc. ("the Companies") terminated the property management agreement with AHC covering the eight senior housing facilities leased by ILM I Lease Corporation from ILM Holding, the Company's consolidated affiliate. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. ILM I Lease Corporation and ILM Holding allege that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. In the event ILM I Lease Corporation cannot perform its obligation to pay such amounts, PaineWebber Independent Living Mortgage Fund, Inc. guaranteed the payment of any termination fee the court deems to be owed as a result of these proceedings; however, management believes that ILM I Lease Corporation has the ability to perform under the terms of the management agreement in the event of an unfavorable outcome to this litigation and the probability of PaineWebber Independent Living Mortgage Inc. II incurring a loss under the terms of its guaranty is remote. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the Company's guaranty of the termination fee has been recorded in the accompanying financial statements.

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

Effective in November, 1996 Lawrence A. Cohen , President, Chief Executive Officer and Director of the Company, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital.

Shareholder Matters

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

7. Subsequent Events

On September 15, 1996, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1996. On October 15, 1996, a dividend of $0.175 per share of common stock, totaling $1,316,000, was made to shareholders of record as of September 30, 1996. On December 13, 1996, the Board of Directors declared a quarterly dividend for the quarter ended November 30, 1996. On January 15, 1997, a dividend of $0.1875 per share of common stock, totaling $1,410,000, will be made to shareholders of record as of January 2, 1997.

8. Events (unaudited) Subsequent to December 10, 1996

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

With regard to the litigation described in Note 5 under "Termination of Management Contract with AHC," the court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued Orders purporting to enter judgment against the Company and ILM II in the amount of $1,000,000. In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, ILM I Lease Corporation and ILM II Lease Corporation filed a notice of appeal to the United State Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, as reported in the Company's report on Form 10-Q for the quarter ended May 31, 1997, the Company has recorded a provision in the amount of $600,000 for the liability which might result from the court's Orders.

On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, President, Chief Executive Officer and a director of the Company, and others alleging that the defendants intentionally interfered with AHC's property management agreement. The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of ILM I Lease Corporation and ILM II Lease Corporation voted to increase the maximum amount of the advance to $100,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

With regard to the litigation described in Note 5 under "Shareholder Matters," in March 1997, the United States District Court for the Southern District of New York announced its final approval of the proposed settlement of the New York Limited Partnership Actions (see the Annual Report for further information). The release of the agreed upon settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July, 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Company) for any amounts that it is required to pay under the settlement. In addition, in December 1996 PaineWebber agreed to settle the Abbate, Bandrowski and Barstad actions discussed further in the Annual Report. Final releases and dismissals with regard to these actions were received during fiscal 1997. Based on these settlement agreements which cover all of the outstanding shareholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Company's financial statements, taken as a whole.

                         Report of Independent Auditors


The Shareholders of
ILM Holding, Inc.

We have audited the accompanying balance sheets of ILM Holding, Inc. (the "Company"), as of August 31, 1996 and 1995 and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM Holding, Inc. at August 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          /S/ ERNST & YOUNG LLP
                                                          ERNST & YOUNG LLP


Boston, Massachusetts
December 10, 1996

                                ILM HOLDING, INC.

                                 BALANCE SHEETS
                            August 31, 1996 and 1995
                    (In thousands, except per share amounts)


                                     Assets
                                     ------



                                                                                1996              1995
                                                                     --------------------------------------
  Operating investment properties, at cost:
        Land                                                                  $  3,352          $  3,352
        Building and improvements                                               33,105            32,924
        Furniture, fixtures and equipment                                        4,948             4,948
                                                                     --------------------------------------
                                                                                41,405            41,224
        Less accumulated depreciation                                           (3,191)           (1,901)
                                                                     --------------------------------------
                                                                                38,214            39,323

        Cash and cash equivalents                                                  400             1,505
        Interest and other receivable                                                -                11
        Accounts receivable - related party                                        348                 -
        Deferred rent receivable                                                   123                 -
        Other assets                                                               233               345
                                                                     --------------------------------------
                                                                               $39,318           $41,184
                                                                     ======================================


                  Liabilities & Shareholders' Equity (Deficit)
                  --------------------------------------------

        Mortgages payable                                                      $40,391           $40,285
        Accounts payable - related party                                           585               311
        Accounts payable and accrued expenses                                        3               524
                                                                     --------------------------------------
                   Total liabilities                                            40,979            41,120

  Shareholders' equity (deficit):
        Preferred stock (Series A, $1 par value, 100 shares
           authorized, issued and outstanding)                                       1                 1
        Common stock ($1 par value, 10,000 shares
           authorized, issued and outstanding)                                      10                10
        Additional paid-in capital                                                 689               689
        Accumulated deficit                                                     (2,361)             (636)
                                                                     --------------------------------------
           Total shareholders' equity (deficit)                                 (1,661)               64
                                                                     --------------------------------------
                                                                               $39,318           $41,184
                                                                     ======================================


See accompanying notes.

                                ILM HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                 For the two month
                                          For the year ended        period ended      For the year ended
                                           August 31, 1996        August 31, 1995        June 30, 1995
                                       --------------------------------------------------------------------
Revenues:
      Rental income                            $  6,328                  $2,747               $16,239
      Interest income earned
        on cash equivalents                          16                       6                    25

Expenses:
      Property Operating                              -                   1,542                 9,541
      Depreciation                                1,290                     227                 1,364
      Interest                                    6,707                   1,046                 5,673
      Management advisory fees                        -                      13                    81
      Other                                          72                       -                     -
                                       --------------------------------------------------------------------
                                                  8,069                   2,822                16,659
                                       --------------------------------------------------------------------

Net loss                                       $ (1,725)                 $  (75)              $  (395)
                                       ====================================================================

Loss per share of
   common stock                                $(172.50)                 $(7.50)              $(39.50)
                                       ====================================================================


See accompanying notes.

                                ILM HOLDING, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the year ended August 31, 1996, the two month period ended
                August 31, 1995 and the year ended June 30, 1995
                    (In thousands, except per share amounts)



                                 Common Stock               Preferred Stock
                                $.01 Par Value              $.01 Par Value           Additional
                           -------------------------     ----------------------       Paid-in         Accumulated
                             Shares        Amount        Shares       Amount          Capital           Deficit            Total
                             ------        ------        ------       ------         -----------      -------------    ----------
Shareholders' equity
at June 30, 1994               10,000           $10          100            $1            $689          $  (166)       $   534

Net loss                            -             -            -             -               -             (395)          (395)
                            ----------    ----------    ---------    ----------      ----------       -------------    --------
Shareholders' deficit
at June 30, 1995               10,000            10          100             1             689             (561)           139

Net loss                            -             -            -             -               -              (75)           (75)
                            ----------    ----------    ---------    ----------      ----------       -------------    --------
Shareholders' deficit
at August 31, 1995             10,000            10          100             1             689             (636)            64

Net loss                            -             -            -             -               -           (1,725)        (1,725)
                            ----------    ----------    ---------    ----------      ----------       -------------    --------
Shareholders' deficit
at August 31, 1996             10,000           $10          100            $1            $689          $(2,361)       $(1,661)
                            ==========    ==========    =========    ==========      ==========       =============    ========


See accompanying notes.

                                ILM HOLDING, INC.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                     For the two month
                                                              For the year ended        period ended        For the year ended
                                                                August 31, 1996       August 31, 1995          June 30, 1995
                                                             -------------------------------------------------------------------
Operating activities:
    Net loss                                                          $(1,725)                $ (75)                $ (395)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation                                                    1,290                   227                  1,364
        Changes in operating assets and liabilities:
           Interest and other receivable                                   11                   (11)                     3
           Accounts receivable - related party                           (348)                    -                    568
           Deferred rent receivable                                      (123)                    -                      -
           Other assets                                                   112                    21                     60
           Accounts payable - related party                               274                  (137)                (1,158)
           Accounts payable and accrued liabilities                      (521)                 (357)                   148
                                                             -------------------------------------------------------------------
    Total adjustments                                                     695                  (257)                   985
                                                             -------------------------------------------------------------------
    Net cash provided by (used for) operating
       activities                                                      (1,030)                 (332)                   590
                                                             -------------------------------------------------------------------

Investing activities:
    Investment in properties                                             (181)                 (131)                  (771)
                                                             -------------------------------------------------------------------
    Net cash used for investing activities                               (181)                 (131)                  (771)
                                                             -------------------------------------------------------------------

Financing activities:
    Borrowings under mortgage notes                                       106                    21                    174
                                                             -------------------------------------------------------------------
    Net cash provided by financing activities                             106                    21                    174
                                                             -------------------------------------------------------------------

Net decrease in cash and cash equivalents
   at end of period                                                    (1,105)                 (442)                    (7)
Cash and cash equivalents at beginning of year                          1,505                 1,947                  1,954
                                                             -------------------------------------------------------------------
Cash and cash equivalents at end of year                                  400                 1,505                  1,947
                                                             ===================================================================


See accompanying notes.

1. Nature of Operations and Basis of Presentation

PaineWebber Independent Living Mortgage Fund, Inc. ("ILM") invested in eight participating mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by ILM were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. ILM entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide ILM with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from ILM did not generate sufficient cash flow to cover the debt service payments owed to ILM under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to ILM on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on ILM's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM or its designated affiliates. Under the terms of the Settlement Agreement, ILM released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exist as separate legal entities. The capital stock of the Company is owned by ILM and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

As part of the fiscal 1994 settlement agreement with AHC, the Company retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 8, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining ILM's qualification as a REIT under the Internal Revenue Code. On September 12, 1994, ILM formed a new subsidiary, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM I Lease Corporation effective September 1, 1995 (see Note 4 for a description of the master lease agreement).

2. Use of Estimates and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the year ended August 31, 1996, the two month period ended August 31, 1995, and the year ended June 30, 1995. Actual results could differ from the estimates and assumptions used.

In 1995, in connection with the restructuring of property ownership described above, the Company changed its fiscal year end from June 30 to August 31.

The Company's significant accounting policies are summarized as follows:

    A.  BASIS OF PRESENTATION

        The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying balance sheets are presented in an unclassified format.

    B.  INCOME TAXES

        For purposes of filing federal tax returns, the financial statements of the Company are consolidated with those of ILM. The Company, has incurred losses for tax purposes since inception. Neither ILM nor the Company is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these financial statements.

    C.  CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

    D.  FAIR VALUE DISCLOSURES

        FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

        Accounts payable - related party: The carrying amount reported on the balance sheet for accounts payable related party approximates its fair value due to the short-term maturity of such instrument.

        Mortgages payable: Due to the unique nature of the debt arrangement as described in Note 5, management is unable to determine the fair value of mortgages payable without incurring excessive costs.

    E.  OPERATING INVESTMENT PROPERTIES

        Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996 or 1995. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

        The Company has reviewed FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Company's financial statements.

    F.  RENTAL REVENUES

        In fiscal 1995 rental income consisted of payments due on the individual tenant leases at the Senior Housing Facilities. Units at the Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility. In fiscal 1996, rental revenues consist of payments due from ILM I Lease Corporation under the terms of the master lease described in Note 7. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1996 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease


3. The Advisory Agreement and Related Party Transactions

Subject to the supervision of the ILM's Board of Directors, the business of ILM and the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Advisor and its affiliates received fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of ILM and the Company, and the acquisition, management and disposition of ILM's investments.

Management advisory fees for the two month period ended August 31, 1995 and the year ended June 30, 1995 were earned by an affiliate of PWPI for its administration and supervision of the day-to-day operations of the Company. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These management advisory fees were no longer charged to the Company effective September 1, 1995 upon the commencement of the master lease described in Note 7.

Accounts payable - related party at August 31, 1995 consists primarily of the Company's outstanding liability for management advisory fees to date and amounts payable to an affiliated company for advances made on behalf of the Company to the Villa Santa Barbara Senior Housing Facility. Accounts payable - related party at August 31, 1996 represents outstanding interest under the Company's mortgage loans payable to ILM (see note 5).

Accounts receivable - related party at August 31, 1996 represents advances made to ILM I Lease Corporation (see Note 7) primarily for the purchase of personal property to operate the Senior Housing Facilities.

4. Operating Properties

Descriptions of the properties financed by the Company's loans are summarized below:

         Independence Village of East Lansing
         ------------------------------------

         In June 1989, ILM acquired a loan with respect to a 159-unit Senior Housing Facility known as Independence Village of East Lansing located in East Lansing, Michigan. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in May, 1989.

         Independence Village of Winston-Salem
         -------------------------------------

         In June 1989, ILM acquired a loan with respect to a 156-unit Senior Housing Facility known as Independence Village of Winston-Salem located in Winston-Salem, North Carolina. Construction of the Senior Housing Facility, which was 93% leased as of August 31, 1996, was completed in February, 1989.

         Independence Village of Raleigh
         -------------------------------

         In December 1989, ILM acquired a loan with respect to a 163-unit Senior Housing Facility, known as Independence Village of Raleigh, located in Raleigh, North Carolina. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 98% leased as of August 31, 1996, was completed in March, 1991. ILM's investment was converted from a construction loan to a permanent loan effective April 29, 1991.

         Independence Village of Peoria
         ------------------------------

         In December 1989, ILM acquired a loan with respect to a 164-unit Senior Housing Facility known as Independence Village of Peoria located in Peoria, Illinois. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in November, 1990. ILM's investment was converted from a construction loan to a permanent loan effective November 30, 1990.

         Crown Pointe
         ------------

         In February 1990, ILM acquired a loan with respect to an existing 133-unit Senior Housing Facility known as Crown Pointe Apartments located in Omaha, Nebraska. The Senior Housing Facility, which was 99% leased as of August 31, 1996, was opened in August of 1985.

         Sedgwick Plaza
         --------------

         In February 1990, ILM acquired an loan with respect to an existing 150-unit Senior Housing Facility known as Sedgwick Plaza Apartments located in Wichita, Kansas. The Senior Housing Facility, which was 83% leased as of August 31, 1996, was opened in May of 1985.

         West Shores
         -----------

         In December 1990, ILM acquired a loan with respect to an existing 134-unit Senior Housing Facility known as West Shores located in Hot Springs, Arkansas. The Senior Housing Facility, which was 94% leased as of August 31, 1996, was opened in June of 1987.

         Santa Barbara
         -------------

         In July 1992, ILM acquired a loan with respect to an existing 123-unit Senior Housing Facility known as Villa Santa Barbara located in Santa Barbara, California. The acquisition and improvement of the facility was financed by the aforementioned loan and another loan from an affiliated company, PaineWebber Independent Living Mortgage Inc. II
         (ILM2). Any amounts due from the borrower with regard to the mortgage loans on the Santa Barbara property will be equitably apportioned between ILM and ILM2 (generally 25% to ILM and 75% to ILM2). ILM and ILM2 have entered into a Intercreditor Agreement to set forth their respective rights and entitlements under the loan documents. During the first quarter of fiscal 1994, ILM committed to release a portion of the funds set aside for capital improvements at Villa Santa Barbara in order to improve the marketability of that property. With the formal execution of the Settlement Agreement completed, the planned improvement program is now moving forward toward completion. ILM's financing of such a program is expected to total approximately $350,000, which it will fund from available uninvested offering proceeds. The Senior Housing Facility, which was 81% leased as of August 31, 1996, was opened in June of 1979.

5.  Mortgage Loans

The Company's operating properties were acquired subject to the participating mortgage loans payable to ILM. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified Loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 31, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1 through December 31, 1999 and 14% for the period January 1, 2000 through maturity, on December 31, 2000.

The following loans were outstanding at August 31, 1996 and 1995:


         Property
         Pledged                                 August 31,                  August 31,                 Date of
         as Collateral                             1996                        1995                      Loan
         -------------                             ----                        ----                      ----
         Independence                          $  8,950,000               $  8,950,000                   6/29/89
         Village of
         East Lansing, MI

         Independence                          $  5,750,000               $  5,750,000                   6/29/89
         Village of
         Winston-Salem, NC

         Independence                             8,350,000                  8,350,000                   4/29/91
         Village of
         Raleigh, NC

         Independence                             8,350,000                  8,350,000                  11/30/90
         Village of
         Peoria, IL

         Crown Pointe                             8,200,000                  8,200,000                   2/14/90
         Apartments
         Omaha, NE

         Sedgwick Plaza                           8,350,000                  8,350,000                   2/14/90
         Apartments
         Wichita, KS

         West Shores                              5,350,000                  5,350,000                  12/14/90
         Hot Springs, AR

         Villa Santa Barbara                      1,698,000                  1,592,000                   7/13/92
         Santa Barbara, CA
                                           -----------------          -----------------
                                               $ 54,998,000               $ 54,892,000
         Less discount                          (14,607,000)               (14,607,000)
                                           -----------------          -----------------
                                               $ 40,391,000               $ 40,285,000
                                           =================          =================


A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

6. Stockholders' Equity

The Company has issued 100 shares of Series A Preferred Stock to ILM in return for a capital contribution in the amount of $693,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.1 and 99% of the total amount of dividends and distributions made to all shareholders. The Company has also issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $7,000. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.001 and 1% of the total amount of dividends and distributions made to all shareholders.

7. Lease Arrangements

Beginning September 31, 1995, the Senior Housing Facilities were leased to ILM I Lease Corporation under a master lease agreement. The master lease agreement is initially between the Company, as owner of the properties and Lessor, and ILM I Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000.

A condensed balance sheet as of August 31, 1996 and summary of operations for the year then ended of ILM I Lease Corporation are as follows:


                                     Assets
                                     ------

                                                          August 31, 1996
                                                          ---------------

Current Assets                                                    $2,529
Furniture, fixtures and equipment                                    242
Other non-current assets                                              26
                                                                 -------
                                                                  $2,797
                                                                 =======

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities                                               $1,613
Other non-current liabilities                                        123
Shareholders' equity                                               1,061
                                                                 -------
                                                                  $2,797
                                                                 =======



                                                          Summary of Operations
                                                          ---------------------

                                                                 Year ended
                                                              August 31, 1996
                                                              ---------------

Revenues                                                         $17,285

Operating expenses                                                16,682
Income tax expense                                                   241
                                                                 --------
Net income                                                       $   362
                                                                 ========

8. Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, ILM retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, ILM maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to ILM. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of ILM's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, ILM received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of ILM's operating investment roperties.

Schedule III - Real Estate and Accumulated Depreciation
-------------------------------------------------------

                                ILM HOLDING, INC.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                             (Amounts in thousands)



                                                                     Costs
                                                                  Capitalized
                                         Initial Cost to            (Removed)       Gross Amount at Which Carried at
                                             II.M (2)             Subsequent to               End of Year
                                     -------------------------     Acquisition    ------------------------------------
                                                 Buildings &       Buildings &                Buildings &                Accumulated
  Depreciation     Encumbrances (1)    Land      Improvements     Improvements      Land     Improvements     Total    Depreciation
------------------ ----------------- ----------  -------------  ----------------- ---------- -------------  ---------- -------------

East Lansing,
  Michigan             $ 8,950       $   334       $  4,759         $   (25)      $   334     $  4,734      $  5,068     $   533

Winston-Salem
  North Carolina         5,750           337          3,827             (20)          337        3,807         4,144         501

Raleigh,
  North Carolina         8,350           741          5,791             (31)          741        5,760         6,501         530

Peoria,
  Illinois               8,350           426          5,990             (31)          426        5,959         6,385         517

Omaha,
  Nebraska               8,200           447          6,323             (33)          447        6,290         6,737         517

Wichita,
  Kansas                 8,350           367          4,093             (21)          367        4,072         4,439         370

Hot Springs,
  Arkansas               5,350           301          1,764              24           301        1,788         2,089         156


Santa Barbara            1,698           399            733             (38)          399          695         1,094          67
  California           -------       -------       --------         --------      -------     --------      --------     -------
                       $54,998       $ 3,352       $ 33,280         $  (175)      $ 3,352     $ 33,105      $ 36,457     $ 3,191
                       =======       =======       ========         ========      =======     ========      ========     =======


                                                        Life on Which
                                                         Depreciation
                                                         in Latest
                                                           Income
                       Date of         Date               Statement
  Depreciation      Construction    Acquired (2)         is Computed
------------------ --------------    -------------      -------------

East Lansing,
  Michigan              1989            4/1/94           5 - 40 yrs

Winston-Salem
 North Carolina         1989            4/1/94           5 - 40 yrs

Raleigh,
  North Carolina        1991            4/1/94           5 - 40 yrs

Peoria,
  Illinois              1990            4/1/94           5 - 40 yrs

Omaha,
  Nebraska              1985            4/1/94           5 - 40 yrs

Wichita,
  Kansas                1985            4/1/94           5 - 40 yrs

Hot Springs,
  Arkansas              1987            4/1/94           5 - 40 yrs

Santa Barbara

  California            1979            4/1/94           5 - 40 yrs


(1) Encumbrances represent first mortgage loans between the Company, as mortgagor, and PaineWebber Independent Living Mortgage Fund, Inc., as mortgagee.

(2) Initial cost to the Company represents the cost at which the Facilities were transferred to the Company effective April 1, 1994 pursuant to the Settlement Agreement entered into between the Company and AHC as described in the Notes to the Financial Statements.

(3) The aggregate cost of real estate owned at August 31, 1996 for Federal income tax purposes is approximately $55,969,000.

Schedule III - Real Estate and Accumulated Depreciation
-------------------------------------------------------

                                ILM HOLDING, INC.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1996
                             (Amounts in thousands)

            (5)    Reconciliation of real estate owned:

                                                                                                 1996                 1995


                   Balance at beginning of period                                                $   36,276           $   35,374
                      Acquisitions and improvements - 12 months ended 8/31/96                           181                    -
                      Acquisitions and improvements - 12 months ended 6/30/95                             -                  771
                      Improvements - 3 months ended 6/30/94                                               -                    -
                      Improvements - 2 months ended 8/31/95                                               -                  131
                                                                                                 -----------         ------------
                   Balance at end of period                                                      $   36,457           $   36,276
                                                                                                 ===========         ============

            (6) Reconciliation of accumulated depreciation:

                   Balance at beginning of period                                                $    1,901           $      310
                      Depreciation expense - 12 months ended 8/31/96                                  1,290                    -
                      Depreciation expense - 12 months ended 6/30/95                                      -                1,364
                      Depreciation expense - 3 months ended 6/30/94                                       -                    -
                      Depreciation expense - 2 months ended 8/31/95                                       -                  227
                                                                                                 -----------         ------------
                   Balance at end of period                                                      $    3,191           $    1,901
                                                                                                 ===========         ============
