Form 10-K405
period 1997-08-31
ILM SENIOR LIVING INC /VA
filed 1998-04-07
CIK 847414

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                       OR
  ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)
       Virginia                                             04-3042283
-----------------------                                  -------------------
(State of organization)                                   (I.R.S. Employer
                                                         Identification No.)

28 State Street, Suite 1100, Boston, MA                                 02109
-----------------------------------------------------------------------------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:         888-257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each
                                                       exchange on which
 Title of each class                                      registered
----------------------                                --------------------
        None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock, $.01 Par Value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _____ NO __X__.

Shares of common stock outstanding as of August 31, 1997: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.

                             DOCUMENTS INCORPORATED BY REFERENCE
           Documents                                Form 10-K Reference
--------------------------------                    -------------------
Prospectus of registrant dated                      Part II, Part IV
June 9, 1989, as supplemented
[33 Act filing #33-27653]

Current Report on Form 8-K                          Part IV
of registrant dated August 14, 1997

================================================================================

                                   ILM SENIOR LIVING, INC.
                                        1997 FORM 10-K

                                      TABLE OF CONTENTS


Part I                                                                   Page
------                                                                   ----
Item    1       Business                                                  I-1

Item    2       Properties                                                I-6

Item    3       Legal Proceedings                                         I-7

Item    4       Submission of Matters to a Vote of Security Holders       I-7


Part II
-------
Item    5       Market for the Registrant's Shares and Related
                  Stockholder Matters                                    II-1

Item    6       Selected Financial Data                                  II-2

Item    7       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    II-3

Item    8       Financial Statements and Supplementary Data              II-8

Item    9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    II-8


Part III
--------
Item    10      Directors and Executive Officers of the Registrant      III-1

Item    11      Executive Compensation                                  III-2

Item    12      Security Ownership of Certain Beneficial Owners and     III-3
                  Management

Item    13      Certain Relationships and Related Transactions          III-3


Part IV
-------
Item    14      Exhibits, Financial Statement Schedules and Reports on   IV-1
                  Form 8-K

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                             F1-33

                                     PART I
                                     ------

Item 1. Business

        ILM Senior Living, Inc. (the "Company") is a finite-life corporation organized on March 6, 1989 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On June 21, 1989, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to the final prospectus as amended incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653), (the "Prospectus"). On July 21, 1989, the public offering terminated. The Company issued 7,520,100 shares, representing capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to shareholders of the Company ("Shareholders"), thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only. In order to qualify as a REIT, the Company must distribute at least 95% of its taxable income on an annual basis and meet certain other requirements.

        The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. The Company entered into an exclusivity agreement (as amended) with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

        During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and

AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. As part of the Settlement Agreement, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement").

        Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing Shareholders, while maintaining the Company's qualification as a REIT under the Internal Revenue Code. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by a subsidiary of the Company are Senior Housing Facilities that provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the Shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in Item 7, on September 12, 1994, the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease I effective September 1, 1995. See Item 7 for a description of the master lease agreement.

        As discussed further in Item 7, the Agreement with AHC was terminated in July 1996 and Capital Senior Management 2, Inc. ("Capital") was engaged as the new property manager on July 29, 1996. In November 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement (the "Management Agreement") with Capital is considered a related party transaction (see Item
13).

        ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

        The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The

Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997 on the Preferred Stock in ILM Holding totaled $5,180.

        At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"). ILM II is also a finite-life corporation organized for the purpose of making construction and participating mortgage loans secured by Senior Housing Facilities. The recommended sale would transpire by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by the Company and ILM II for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the Senior Housing Facilities held by the Company and ILM II at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, Lease I and ILM II and its affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms three years prior to their scheduled termination date.

        PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber continued to provide certain administrative services to the Company and it affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

        In addition, the Company and Lease I are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease I are considering a merger of the Company with ILM II, a merger of Lease I with ILM II Lease Corporation ("Lease II") and other business combinations. The Company has not fully evaluated any of these alternatives an is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

        The Company's investments as of August 31, 1997 are described below:

Property Name                                            Date of
and Location (1)                      Type of Property   Investment             Size
----------------                      ----------------   ----------             ----
Independence Village of               Senior Housing     6/29/89             159 Units
Winston-Salem                         Facility
Winston-Salem, NC

Independence Village of East Lansing  Senior Housing     6/29/89             161 Units
East Lansing, MI                      Facility

Independence Village of Raleigh       Senior Housing     4/29/91             164 Units
Raleigh, NC                           Facility

Independence Village of Peoria        Senior Housing     11/30/90            165 Units
Peoria, IL                            Facility

Crown Pointe Apartments               Senior Housing     2/14/90             135 Units
Omaha, NE                             Facility

Sedgwick Plaza Apartments             Senior Housing     2/14/90             150 Units
Wichita, KS                           Facility

West Shores                           Senior Housing     12/14/90            136 Units
Hot Springs, AR                       Facility

Villa Santa Barbara (2)               Senior Housing     7/13/92             125 Units
Santa Barbara, CA                     Facility

(1) See Note 4 to the consolidated financial statements filed with this annual report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition and improvement of the Santa Barbara facility was jointly financed by the Company and ILM II. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company, together with its consolidated affiliate, and ILM II, together with its consolidated affiliate (generally 25% and 75%, respectively).

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

        The Company originally expected to liquidate its investments after a period of approximately ten years, although under the terms of its organizational documents property sales may occur at earlier or later dates. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. The net proceeds of any sale transactions are expected to be distributed to the Shareholders, so that the Company will, in effect, be self-liquidating.

        Through June 18, 1997, and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc. and Capital Senior Living, Inc. In addition, C. David Carlson, who was a Vice President of the Company until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company. The resignation of PaineWebber is discussed further at Item 7 below.

        There are currently five directors of the Company, none of whom are affiliates of PaineWebber. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

        The terms of transactions between the Company and PaineWebber, and similar disclosures with respect to relationships of the current advisor and the Company, are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2. Properties

        As of August 31, 1997, the Company has interests in the eight operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

        Average occupancy figures for each fiscal quarter during 1997 along with an average for the year are presented below for each property:

                                                      Percent Leased At
                              ------------------------------------------------------------------
                                                                                    Fiscal 1997
                                11/30/96      2/28/97      5/31/97      8/31/97       Average
                                --------      -------      -------      -------       -------
Independence Village
of Winston-Salem                  93%           91%          93%          94%           93%

Independence Village
of East Lansing                   89%           85%          88%          91%           88%

Independence Village of           95%           98%          96%          95%           96%
Raleigh

Independence Village of           91%           95%          98%          97%           95%
Peoria

Crown Pointe Apartments           99%           98%          99%          99%           99%

Sedgwick Plaza Apartments         81%           79%          86%          91%           84%

West Shores                       96%           93%          96%          95%           95%

Villa Santa Barbara               87%           92%          92%          94%           91%

Item 3. Legal Proceedings

        On July 29, 1996, Lease I and ILM Holding (collectively for this Item 3, the "Companies") terminated the Agreement with AHC covering the eight Senior Housing Facilities leased by the Companies. Such Agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the Agreement. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the Agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease I fails to perform pursuant to its obligations under the Agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined.

        On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against an affiliate of Capital, Lawrence A. Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants moved the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998, and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Shares and Related Stockholder Matters

        During the public offering period, which commenced on June 21, 1989 and ended on July 21, 1989, the selling price of the shares of common stock was $10 per share. At August 31, 1997, there were 4,975 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

        The Company has a Distribution Reinvestment Plan designed to enable Shareholders to have their dividends from the Company invested in additional shares of the Company's common stock. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, is incorporated herein by reference.

        The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to Shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1997.

Item 6. Selected Financial Data

                             ILM Senior Living, Inc.
         For the years ended August 31, 1997, 1996, 1995, 1994 and 1993
                      (In thousands, except per share data)

                                                    For the years ended August 31,
                                   -----------------------------------------------------------------
                                     1997 (1)     1996          1995          1994           1993
                                    ---------   ---------     ---------     ---------     ----------
Revenues                           $    6,805   $      129    $      174    $       85    $      166

Operating income (loss)            $    3,834   $     (641)   $     (954)   $     (918)   $     (611)

Gain on sale of U.S. Treasury            --           --            --            --      $       82
Note

Equity in income from properties
securing mortgage loans                  --     $    4,756    $    5,053    $    3,822    $    2,671

Net income                         $    3,834   $    4,115    $    4,099    $    2,904    $    2,142

Earnings per share of common       $     0.51   $     0.55    $     0.54    $     0.39    $     0.28
stock

Cash dividends paid
per share of common stock          $     0.74   $     0.70    $     0.71    $     0.40    $     0.70

Total assets                       $   40,033   $   41,451    $   43,489    $   43,580    $   43,776

Shares outstanding                  7,520,100    7,520,100     7,520,100     7,520,100     7,520,100

(1) As a result of certain restructuring plans which the Company began to implement during fiscal 1995 (see Item 7), the financial position and results of operations of the combined operating investment properties in which the Company has invested have been presented on a consolidated basis in the Company's financial statements beginning in fiscal 1997. Prior to fiscal 1997, the Company had accounted for its interests in such properties under the equity method as a result of the Company not holding majority voting control of ILM Holding.

        The above selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements appearing in item 14(a) of this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Company offered shares of its common stock to the public from June 21, 1989 to July 21, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $75,201,000 were received by the Company (including $201,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $62.8 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in eight participation mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were only majority owned by the Company. Subsequently, these affiliates were merged into ILM Holding which is only majority owned by the Company. ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease I, which is taxable as a regular C corporation and not as a REIT, was a wholly owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. One share of common stock of Lease I was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease I with $700,000 from its existing cash reserves, which was an amount estimated to provide Lease I with necessary working capital. The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal year 1997 was $314,892.

        The assumption of ownership of the properties through ILM Holding, which was a regular C corporation for tax purposes at the time of assumption, may result in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation.

        The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of Preferred Stock issued to the Company. The number of authorized shares of Preferred Stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM II Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statements of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997, on the preferred stock in ILM Holding totaled $5,180.

        Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 3 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. Based on management's estimate of the increase in the values of the properties which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizable tax if the properties were sold. Based on the then estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.9 million.

        Following the termination of its advisory relationship with PaineWebber (see "Item 1. Business"), the Company and Lease I commenced a further review of various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease I are considering a merger of the Company with ILM II Holding, a merger of the Company with ILM II, a merger of Lease I with ILM II Lease Corporation ("Lease II") and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

        ILM Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1, through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. Since ILM Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal year 1997, the mortgage loans and related interest expense have been eliminated in consolidation. Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1998 to (i) meet its obligations to make the debt service payments due under the loans, (ii) pay for capital

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

improvements and structural repairs in accordance with the terms of the master lease, and (iii) pay for costs that may be incurred in defending AHC's counterclaim against ILM Holding. For information concerning outstanding litigation between the Company and its former property manager, see "Part I,
Item 3, Legal Proceedings".

        Lease I retained Capital as the new property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

        The eight properties in which the Company has invested averaged 95% occupancy as of August 31, 1997. As previously reported, a property renovation and assisted living conversion program was in progress at Villa Santa Barbara during fiscal years 1996 and 1995. The total cost of the renovation program was approximately $1.2 million, which has been funded 25% by the Company and 75% by ILM II from funds previously reserved for such improvements. Leasing gains at Villa Santa Barbara were slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the quarter ended February 28, 1996, all renovations were completed and during the quarter ended May 31, 1996, Lease I received the required assisted living licenses. Villa Santa Barbara averaged 94% occupancy as of August 31, 1997.

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

        The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $6,364,800 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM Holding received variable rent payments in fiscal 1997 in the amount of $314,892. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company increased its quarterly dividend payment from $0.175 per share to $0.1875 per share effective with the dividend paid in January 1997 for the quarter ended November 30, 1996. As noted above, ILM Holding, as lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. The fiscal 1997 capital expenditure plans included an ongoing program to replace air-conditioning units at the Santa Barbara facility and a potential program to upgrade the overall appearance of the Sedgwick Plaza property.

        The Company and Lease I have been pursuing additional steps to increase Shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina; East Lansing, Michigan; Omaha, Nebraska; Peoria, Illinois; and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the Raleigh facility were

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

acquired for $450,000 during the quarter ended August 31, 1997. In addition, approximately two acres of land located adjacent to the East Lansing facility and approximately three and one-half acres of land located adjacent to the Omaha facility were acquired subsequent to the fiscal year end for $200,000 and $400,000, respectively. In addition, an agreement has been obtained to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000 and closing is expected to occur during fiscal 1998 contingent on due diligence activities. The Hot Springs facility already includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha. Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, when finalized, will provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility is expected to be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan is also expected to have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. It is currently anticipated that the loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

        At August 31, 1997, the Company had cash and cash equivalents of $3,136,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at lease 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Result of Operations
1997 Compared to 1996

        Net income decreased by $281,000 for fiscal 1997 compared to 1996. Revenue increased by $6,676,000 of which $6,643,000 was due to the consolidation of ILM Holding in 1997 including an improvement in master lease rentals of $315,000 from the property leases owing to improved overall occupancies and revenues of the lessee and the inclusion of variable rent payments for the year ended August 31, 1997. Interest income increased $33,000 as a result of an increase in the average balances of cash and cash equivalents in 1997 versus 1996. General and administrative and professional fee expenses increased $653,000 of which $469,000 of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM Holding, increased expenses associated with higher AHC litigation expenses and the expense of restructuring cost studies carried out by the independent investment banker. The remaining $184,000 increase in general and administrative and professional fee expenses is due to the consolidation of ILM Holding in 1997 which includes $116,000 associated with the charitable contribution in ILM Holding's Preferred Stock. Director compensation also increased in the current year by $58,000, due to an increase in the number of directors and meetings. Depreciation expense increased $1,508,000 due to the consolidation of ILM Holding in 1997. Equity in income properties securing mortgage loans decreased by $4,756,000 as a result of the consolidation of ILM Holding in 1997.

1996 Compared to 1995

        Net income increased by $16,000 for fiscal 1996, when compared to the prior year. The primary reasons for this increase in net income is a decrease in professional fees incurred during fiscal 1996 net of a decrease in the Company's equity in the income of ILM Holding. Professional fees decreased by $318,000 as a result of the significant amount of legal and tax advisory services incurred in the prior year in connection with the evaluation, selection, and implementation of the master lease property ownership structure described above. The Company's equity investee, ILM Holding, now receives master lease rental income from Lease I rather than the revenues from the individual tenants of the Senior Housing Facilities. In addition, under the terms of the master lease, all property operating expenses are now the responsibility of the lessee. The master lease rental income earned by ILM Holding during fiscal 1996 was $395,000 less than the excess of rental income earned from the Senior Housing Facilities over property operating expenses and property management fees during the prior year. In addition, a decrease in interest income of $45,000 also partially offset the improvement in net income in fiscal 1996. Interest income decreased due to a decline in the average amount of cash and cash equivalents outstanding when compared to the prior year. The decline in outstanding cash reserves was primarily the result of the Company's funding of the $700,000 initial working capital investment in Lease I on September 1, 1995.

Inflation

        The Company completed its eighth full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

        Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the master lease, as discussed further above, the Company, through its consolidated affiliate, ILM Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant

        There are currently five directors of the Company. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

        (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                 Date elected
Name                                 Office                 Age  to Office
----                                 ------                 ---  ---------
Lawrence A. Cohen        President, Chief Executive
                           Officer and Director             44   5/15/91
Jeffry R. Dwyer          Secretary and Director             51   6/9/89 *
J. William Sharman, Jr.  Director                           57   6/9/89 *
Carl J. Schramm          Director                           51   12/5/96
Julien G. Redele'        Director                           62   12/5/96

*  The date of incorporation of the Company.

        (c) There is no family relationship among any of the current directors or officers. All of the current directors and officers of the Company have been elected to serve until the Company's next annual meeting.

        (d) The business experience of each of the current directors and executive officers of the Company is as follows:

        Lawrence A. Cohen has served as President, Chief Executive Officer and Director of the Company since 1991. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which is the company that was contracted by Lease I in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen joined Capital Senior Living Corporation in November 1996. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen is also a member of the board of directors of Lease I, and Lease II and President, Chief Executive Officer and Director of ILM
II. Mr. Cohen received his LL.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

        Jeffry R. Dwyer has served as Secretary and a Director of the Company since its inception in 1989. Mr. Dwyer has been a shareholder of the law firm of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A. since June 1997. In May 1997, Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A. began acting as Counsel to the Company. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a director of ILM II, Lease I and Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


                                     III-1

        J. William Sharman, Jr. has served as a Director of the Company since its inception in 1989. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company, and Bayou Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as a director of ILM2, and president and a director of Lease I and Lease II. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

        Carl J. Schramm was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., LifeRate Systems, Inc., the Rochdale Insurance Group, Physician Health Corporation and Madison Information Technologies. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University. Mr. Schramm also presently serves as a director of ILM II.

        Julien G. Redele' was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Redele' is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele' serves as a director of the Island Preservation Partnership. Mr. Redele' attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele' also presently serves as a director of ILM II.

        (e) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer other than that described in "Part I, Item 3, Legal Proceedings," regarding Lawrence A. Cohen.

        (f) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of the Company's outstanding common stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1997, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

Item 11. Executive Compensation

        The Company's Independent Directors each receive an annual fee of $12,000 plus $500 for attending each board of directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Lawrence A. Cohen is an employee of Capital Senior Living Corporation, an affiliate of Capital, and his employee agreement with Capital Senior Living Corporation states that without Capital Senior Living Corporation's prior consent he can spend only a limited amount of time on non-Capital Senior Living Corporation activities. Capital Senior Living Corporation has consented to Mr. Cohen serving as President and CEO of the Company and ILM II. Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the Company. The former


                                     III-2
officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997.

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

Item 13. Certain Relationships and Related Transactions

        Through June 18, 1997 (see Item 1), and subject to the supervision of the Company's Board of Directors, assistance with the management of the business of the Company was provided by PaineWebber.

        For its services in finding and recommending investments, PaineWebber received a mortgage placement fee equal to 2% of the capital contributions of the Company. Mortgage placement fees totaling $1,036,248 were earned by PaineWebber during the Company's investment acquisition period. In connection with construction loans, a construction loan administration fee of 1% of each construction loan was paid by AHC to PaineWebber for administering such loan. In connection with acquisition loans, a due diligence fee of 1% of the principal amount of each such loan was paid by AHC to PaineWebber for conducting due diligence activities. Loan administration and due diligence fees totaling $425,141 were paid to PaineWebber during the Company's investment acquisition period from 1989 to 1992.

        Under the former advisory agreement, PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the Shareholders received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments, as defined, all disposition proceeds thereafter until PaineWebber received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

        Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. PaineWebber earned base management fees totaling $70,000, $88,000 and $89,000 for the years ended August 31, 1997, 1996, and 1995, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

        PaineWebber was reimbursed for direct expenses relating to the offering of shares of Company common stock, the administration of the Company and the acquisition and operations of the Company's real estate investments.


                                     III-3

        PaineWebber performed certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Total costs incurred by PaineWebber in providing these services are allocated among several entities, including the Company. Included in general and administrative expenses on the accompanying consolidated statements of income for the years ended August 31, 1997, 1996 and 1995 is $155,000, $142,000 and
$166,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company.

        Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $9,000, $6,000 and $4,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1997, 1996, and 1995, respectively. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PaineWebber.

        The advisory relationship with PaineWebber ceased on June 18, 1997; therefore the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber or Mitchell Hutchins.

        Lawrence A. Cohen is an employee of Capital Senior Living Corporation, an affiliate of Capital (see Item 11 "Executive Compensation").

        Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the Company and its affiliates. Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., received fees from the Company of $46,000 for the year ended August 31, 1997.


                                     III-4

                                     PART IV
                                     -------

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

    (b) The Company filed a Current Report on Form 8-K dated August 14, 1997 reporting the Company's name change.

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

                                      ILM SENIOR LIVING, INC.


                                      By:  /s/ Lawrence A. Cohen
                                           ---------------------
                                           Lawrence A. Cohen
                                           President and Chief Executive Officer

Dated: ____________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.

By: /s/ Lawrence A. Cohen                         Date:
    ------------------------------------                -----------------------
    Lawrence A. Cohen
    Director


By: /s/ Jeffry R. Dwyer                           Date:
    ------------------------------------                -----------------------
    Jeffry R. Dwyer
    Director


By: /s/ J. William Sharman, Jr.                   Date:
    ------------------------------------                -----------------------
    J. William Sharman, Jr.
    Director


By: /s/ Carl J. Schramm                           Date:
    ------------------------------------                -----------------------
    Carl J. Schramm
    Director


By: /s/ Julien G. Redele'                         Date:
    ------------------------------------                -----------------------
    Julien G. Redele'
    Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                             ILM SENIOR LIVING, INC.


                                INDEX TO EXHIBITS


                                                                     Page Number in the Report
Exhibit No.                       Description of Document            or Other Reference
-----------------------------     -------------------------------    ---------------------------
(3) and (4)                       Prospectus of the Registrant       Filed with the Commission
                                  dated June 9, 1989,  as            pursuant to Rule 424(c)
                                  supplemented.                      and incorporated herein
                                                                     by reference.

(10)                              Material contracts previously      Filed with the Commission
                                  filed as exhibits to               pursuant to Section 13 or
                                  registration statements and        15(d) of the Securities
                                  amendments thereto of the          Exchange Act of 1934 and
                                  registrant together with all       incorporated herein by
                                  such contracts filed as            reference.
                                  exhibits of previously filed
                                  Forms 8-K and Forms 10-K are
                                  hereby incorporated herein by
                                  reference.

                                  Contracts regarding retention      Filed as  Exhibits 1 and 2 to
                                  by ILM I Lease Corporation of      the Current Report on Form
                                  Capital Senior Management 2,       8-K dated July 18, 1996
                                  Inc., as property manager.         and incorporated herein
                                                                     by reference.

(13)                              Annual Reports to Stockholders     No Annual Report for the
                                                                     year ended August 31, 1997 has
                                                                     been sent to the Stockholders.
                                                                     An Annual Report will be sent
                                                                     to the Stockholders subsequent
                                                                     to this filing.

(27)                              Financial Data Schedule            Filed as the last page of EDGAR
                                                                     submission following the
                                                                     Financial Statements and
                                                                     Financial Statement Schedules
                                                                     required by Item 14.

                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                             ILM SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                     Reference
                                                                                     ---------
ILM Senior Living, Inc.:

    Report of independent auditors                                                         F-2

    Consolidated balance sheets as of August 31, 1997 and 1996                             F-3

    Consolidated statements of income for the years ended August 31, 1997,
    1996 and 1995                                                                          F-4

    Consolidated statements of changes in shareholders' equity for the years
    ended August 31, 1997, 1996 and 1995                                                   F-5

    Consolidated statements of cash flows for the years ended August 31,
    1997, 1996 and 1995                                                                    F-6

    Notes to consolidated financial statements                                             F-7

ILM Holding, Inc.:

    Report of independent auditors                                                        F-19

    Balance sheet as of August 31, 1996                                                   F-20

    Statements of operations for the year ended August 31, 1996, and two month
    period ended August 31, 1995 and the year ended June 30, 1995                         F-21

    Statements of changes in shareholders' equity for the year ended August 31,
    1996, and the two month period ended August 31, 1995 and the year ended June
    30, 1995                                                                              F-22

    Statements of cash flows for the year ended August 31, 1996, the two month
    period ended August 31, 1995 and the year ended June 30, 1995                         F-23

    Notes to financial statements                                                         F-24

Schedule:

    Schedule III - Real Estate and Accumulated Depreciation                               F-31


        Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM Senior Living, Inc.:

    We have audited the accompanying consolidated balance sheets of ILM Senior Living, Inc. and subsidiary as of August 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM Senior Living, Inc. and subsidiary at August 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                       ERNST & YOUNG LLP


Dallas, Texas
December 12, 1997

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1997 and 1996
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                       1997              1996
                                                                       ----              ----

Operating investment properties, at cost:
  Land                                                                $ 3,792          $     -
  Building and improvements                                            40,403                -
  Furniture, fixtures and equipment                                     4,948                -
                                                                      --------         --------
                                                                       49,143                -
  Less: accumulated depreciation                                      (12,556)               -
                                                                      --------         --------
                                                                       36,587                -

Real estate investments:
  Investment in and mortgage loans to ILM Holding, Inc.                     -           38,477

Cash and cash equivalents                                               3,136            2,610
Interest and other receivables                                              -              353
Accounts receivable - related party                                       116                -
Prepaid expenses and other assets                                         108               11
Deferred rent receivable                                                   86                -
                                                                      --------         --------
                                                                      $40,033          $41,451
                                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - related party                                      $    93          $    22
Accounts payable and accrued expenses                                     166               61
                                                                      --------         --------
        Total liabilities                                                 259               83

Minority interest in consolidated subsidiary                              116                -

Commitments and contingencies

Shareholders' equity:
  Common stock, $0.01 par value, 10,000,000 shares authorized,
    7,520,100 shares issued and outstanding                                75               75
  Additional paid-in capital                                           65,711           65,711
  Accumulated deficit                                                 (26,128)         (24,418)
                                                                      --------         --------
        Total Shareholders' equity                                     39,658           41,368
                                                                      --------         --------
                                                                      $40,033          $41,451
                                                                      ========         ========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                 CONSOLIDATED STATEMENTS OF INCOME For the years
                      ended August 31, 1997, 1996, and 1995
                    (In thousands, except per share amounts)

                                                         1997            1996            1995
                                                         ----            ----            ----
Revenues:
  Rental and other income                                $6,643       $  --            $  --
  Interest income earned on cash equivalents
                                                            162           129              174
                                                         ------       -------          -------
                                                          6,805           129              174

Expenses:
  Depreciation and amortization                           1,508          --               --
  Management fees                                            70            88               89
  General and administration                                866           343              382
  Professional fees                                         445           315              633
  Director compensation                                      82            24               24
                                                         ------       -------          -------
                                                          2,971           770            1,128
                                                         ------       -------          -------
Operating income (loss)                                   3,834          (641)            (954)

Equity in income of properties securing mortgage loans      --          4,756            5,053
                                                         ------       -------          -------

Net income                                               $3,834         $4115          $ 4,099
                                                         ======       =======          =======

Earnings per share of common stock                       $ 0.51       $  0.55          $  0.54
                                                         ======       =======          =======

Cash dividends paid per share of common stock            $ 0.74       $  0.70          $  0.71
                                                         ======       =======          =======

    The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during the year.



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For
                 the years ended August 31, 1997, 1996 and 1995
                    (In thousands, except per share amounts)


                                Common Stock
                               $.01 Par Value        Additional
                           -----------------------    Paid-in     Accumulated
                            Shares      Amount       Capital        Deficit       Total
                            ------      ------      ----------    -----------     -----
 Shareholders' equity at
 September 1, 1994          7,520,100   $      75   $  65,711   $ (22,337)      $  43,449

 Cash dividends paid              -           -           -        (5,302)         (5,302)

 Net income                       -           -           -         4,099           4,099

 Adjustment to eliminate
 reporting lag for
 combined facilities'
 operations                       -           -           -           971             971
                             ---------   ---------   ---------   ---------       ---------

 Shareholders' equity at
 August 31, 1995            7,520,100          75      65,711     (22,569)         43,217

 Cash dividends paid              -           -           -        (5,264)         (5,264)

 Distribution of stock in
 ILM Lease Corporation            -           -           -          (700)           (700)

 Net income                       -           -           -         4,115           4,115
                            ---------   ---------   ---------   ---------       ---------

  Shareholders' equity at
 August 31, 1996            7,520,100          75      65,711     (24,418)         41,368

 Cash dividends paid              -           -           -        (5,544)         (5,544)

 Net income                       -           -           -         3,834           3,834
                            ---------   ---------   ---------   ---------       ---------

 Shareholders' equity at
 August 31, 1997            7,520,100   $      75   $  65,711   $ (26,128)      $  39,658
                            =========   =========   =========   =========       =========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS For the years
                      ended August 31, 1997, 1996, and 1995
                                 (In thousands)

                                                                1997        1996      1995
                                                                ----        ----      ----
 Cash flows from operating activities:
   Net income                                                   $ 3,834    $ 4,115    $ 4,099
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Equity in income of properties securing
         mortgage loans                                             -       (4,756)    (5,053)
       Depreciation and amortization                              1,508        -          -
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                      116        -          -
       Changes in assets and liabilities:
         Interest and other receivables                             397       (178)      (167)
         Accounts receivable - related party                        232        -          -
         Prepaid expenses and other assets                          (97)         1        (12)
         Deferred rent receivable                                    37        -          -
         Accounts payable - related party                            71       (122)       119
         Accounts payable and accrued expenses                      105        (67)        21
                                                                -------    -------    -------
            Net cash provided by (used in)
              operating activities                                6,203     (1,007)      (993)
                                                                -------    -------    -------

 Cash flows from investing activities:
   Initial investment in ILM I Lease Corporation                    -         (700)       -
   Net proceeds from full satisfaction of claims
     against Angeles Corporation and affiliates                     -          -        1,422
   Additional fundings of construction loans                        -         (106)      (170)
   Contractual payments received from mortgage                      -        6,122      6,310
    loans
   ILM Holding acquired cash balance                                400        -          -
   Additions to operating investment properties                    (533)       -          -
                                                                -------    -------    -------
            Net cash (used in) provided by
              investing activities                                 (133)     5,316      7,562
                                                                -------    -------    -------

 Cash flows from financing activities:
   Cash dividends paid to shareholders                           (5,544)    (5,264)    (5,302)
                                                                -------    -------    -------
            Net cash used in financing activities                (5,544)    (5,264)    (5,302)
                                                                -------    -------    -------

 Net increase (decrease) in cash and cash                           526       (955)     1,267
    equivalents

 Cash and cash equivalents, beginning of year                     2,610      3,565      2,298
                                                                -------    -------    -------

 Cash and cash equivalents, end of year                         $ 3,136    $ 2,610    $ 3,565
                                                                =======    =======    =======

 Cash paid for state income taxes                            $      -      $     3    $     3
                                                                =======    =======    =======

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements


1.  Nature of Operations, Restructuring, and Basis of Presentation

         ILM Senior Living, Inc., formerly PaineWebber Independent Living Mortgage Fund, Inc. (the "Company") was organized as a corporation on March 6, 1989 under the laws of the State of Virginia. On June 21, 1989 the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653) (the "Prospectus"). The public offering terminated on July 21, 1989 with a total of 7,520,100 shares issued. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations (see Note 2).

         The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by senior housing facilities located in seven different states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of senior housing facilities. The Company entered into an exclusivity agreement (as amended) with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance senior housing facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned exclusivity agreement called for interest to be paid on construction loans at the rate of 13% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

1.  Nature of Operations, Restructuring, and Basis of Presentation (continued)

    Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities.

         ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

         The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1997 on the preferred stock in ILM Holding totaled approximately $5,180.

         As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the Agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see Note 4 for a description of the master lease agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

1.  Nature of Operations, Restructuring, and Basis of Presentation (continued)

         At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, Lease I and ILM II and its affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banker. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms three years prior to their scheduled termination date.

         PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company and its affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

         In addition, the Company and Lease I are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease I are considering a merger of the Company with ILM II, a merger of Lease I with ILM II Lease Corporation ("Lease II"), a related entity, and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

2.   Use of Estimates and Summary of Significant Accounting Policies

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended August 31, 1997. Actual results could differ from the estimates and assumptions used.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

2.   Use of Estimates and Summary of Significant Accounting Policies (continued)

    The Company's significant accounting policies are summarized as follows:

  A. BASIS OF PRESENTATION

    The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying consolidated balance sheet is presented in an unclassified format.

    The accompanying financial statements include the financial statements of the Company and ILM Holding. All intercompany balances and transactions have been eliminated in consolidation.


    Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM Holding, which provided the Company with 100% majority voting control, for $46,000 which is included in general and administrative expense for the year ended August 31, 1997. Accordingly, the accounts of ILM Holding have been consolidated with those of the Company as though this controlling interest had been acquired at September 1, 1996. The accompanying financial statements for fiscal year 1996 and prior account for the Company's investment in ILM Holding using the equity method. Under the equity method, the Company's investment in ILM Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM Holding's earnings, losses, and distributions.


  B. INCOME TAXES

    The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the settlement agreement described in Note 1, the Company, through ILM Holding, obtained title to the properties securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The properties that are now owned by an affiliate of the Company are Senior Housing Facilities that provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the shareholders for the Company to retain REIT status and master lease the properties to a shareholder-owned operating company. As discussed further in
    Note 4, on September 12, 1994 the Company formed a new subsidiary, Lease I, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see
    Note 4 for a description of the master lease agreement).

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

2.  Use of Estimates and Summary of Significant Accounting Policies (continued)

    The assumption of ownership of the properties through ILM Holding, which was a regular C corporation for tax purposes at the time of assumption, resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is less than 3 years away, the properties are not expected to be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. Based on management's current estimate of the increase in the values of the properties which occurred between April 1994 and January 1, 1996, as supported by independent appraisals, ILM Holding would incur a sizable tax if the properties were sold. Based on the then estimated market values of the operating investment properties, a sale at such values prior to the end of the 10-year holding period could result in a built-in gain tax of as much as $2.9 million.

    The Company's consolidated affiliate, ILM Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

    The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1997 and 1996 were ordinary taxable dividends. During calendar 1995, the Company distributed $0.78 per share in cash and $0.15 per share in shares of Lease I. The tax status of these dividends amounted to an ordinary taxable dividend of approximately $0.64 per share and a tax free return of capital of approximately $0.29 per share.

  C. CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

  D. OPERATING INVESTMENT PROPERTIES

    Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1997 or 1996. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

    The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

2.   Use of Estimates and Summary of Significant Accounting Policies (continued)

    payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1997.

    Loan placement fees of $2,256,000 were incurred by the Company at its formation and these fees are included in operating investment properties in the accompanying balance sheet. Accumulated amortization at August 31, 1997, is $1,711,000.

  E. RENTAL REVENUES

    In fiscal year 1997, rental revenues consist of payments due from Lease I under the terms of the master lease described in Note 4. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1997 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

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

    Accounts receivable - related party: The carrying amount reported on the balance sheet for accounts receivable - related party approximates its fair value due to the short-term nature of such instrument.

    The Financial Accounting Standards Board issued Statement No. 128, Earnings per Share and Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information all effective for fiscal 1998. Statement No. 128 requires changes to the calculation of earnings per share. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. The Company does not believe adoption of these new Statements will have a material impact on its financial statements.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

3.   The Advisory Agreement and Related Party Transactions

        Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

        PaineWebber received fees and compensation determined on a agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to PaineWebber under the terms of the advisory agreement was as follows.

     (i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% annum. PaineWebber earned base management fees totaling $70,000, $88,000, and $89,000 for the years ended August 31, 1997, 1996 and 1995, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

     (ii) For its services in finding and recommending investments, PaineWebber received mortgage placement fees equal to 2% of the capital contributions. Mortgage placement fees totaling $1,504,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.

    (iii) For its administrative services with respect to all loans, PaineWebber received loan servicing fees equal to 1% of capital contributions. Loan servicing fees totaling $752,010 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheet.

     (iv) In connection with the construction of Senior Housing Facilities, PaineWebber received a fee, paid directly by AHC, equal to 1% of the principal amount of each construction loan for administering construction loans made by the Company. Such fees received by PaineWebber totaled $431,000 during the Company's investment acquisition period.

     (v) Under the former advisory agreement, PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the shareholders received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments; all disposition proceeds thereafter until PaineWebber received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

        Included in management and advisory fees for the year ended August 31, 1995 are advisory fees of $114,000 earned by PaineWebber for its administration and supervision of the day-to-day operations of ILM Holding. Such fees were equal to 0.5% of the gross operating revenues of the Senior Housing Facilities. These advisory fees were no longer charged to ILM Holding effective September 1, 1995 upon the commencement of the master lease described in Note 4.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

3.   The Advisory Agreement and Related Party Transactions (continued)

        PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1997, 1996 and 1995 is $155,000, $142,000, and
    $166,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

        Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $9,000, $13,000, and $4,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1997, 1996 and 1995, respectively.

        Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., which acts as Counsel to the Company and its affiliates. Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quental, P.A., received fees from the Company of $46,000 for the year ended August 31, 1997.

        Accounts receivable - related party at August 31, 1997 represent amounts due from an affiliated company, Lease I, for variable rent.

        Accounts payable - affiliates at August 31, 1997 represents amounts owed to an affiliated company, Lease I, for property improvements made on the Company's behalf. Accounts payable - affiliates at August 31, 1996 consists of management fees of $22,000 owed to PaineWebber for the quarter ended August 31, 1996.

4.   Operating Investment Properties Subject to Master Lease

        As of August 31, 1997 the Company through its consolidated affiliate, owned eight Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                  Resident       Date of
                  Name                          Location          Capacity     Investment (1)
                  ----                          --------          --------     --------------
       Independence Village of East Lansing   East Lansing, MI       161        6/29/89
       Independence Village of Winston-Salem  Winston-Salem, NC      159        6/29/89
       Independence Village of Raleigh        Raleigh, NC            164        4/29/91
       Independence Village of Peoria         Peoria, IL             165       11/30/90
       Crown Pointe Apartments                Omaha, NE              135        2/14/90
       Sedgwick Plaza Apartments              Wichita, KS            150        2/14/90
       West Shores                            Hot Springs, AR        136       12/14/90
       Villa Santa Barbara (2)                Santa Barbara, CA      125        7/13/92


      (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

      (2) The acquisition of the California Facility was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated affiliate, and ILM II, together with its consolidated affiliate, generally 25% and 75%, respectively. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding, Inc.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

4.   Operating Investment Properties Subject to Master Lease (continued)

        The cost basis of the operating investment properties reflects amounts funded under Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. As discussed in Note 1, in accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investment had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

        As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations under, the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. In August 1995, each of the Property Companies was merged into ILM Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. Since ILM Holding is consolidated with the Company in the accompanying financial statements for fiscal 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease I, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. One share of common stock of Lease I was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease I with $700,000 from its existing cash reserves, which was an amount estimated to provide Lease I with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is initially between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

4.   Operating Investment Properties Subject to Master Lease (continued)

    1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal year 1997 was $314,892.

    A condensed balance sheet as of August 31, 1997 and condensed statement of operations for the year ended August 31, 1997 of Lease I are as follows:

           Assets
           Current assets                                 $ 1,972
           Furniture, fixtures, and equipment                 498
           Other assets                                        70
                                                          --------
                                                          $ 2,540
                                                          ========

           Liabilities and Shareholders' Equity
           Current liabilities                            $ 1,680
           Other liabilities                                   86
           Shareholders' equity                               774
                                                          --------
                                                          $ 2,540
                                                          ========

           Statement of Operations
           Revenues                                       $18,121
           Operating expenses                              18,600
           Income tax benefit                                (192)
                                                          --------
           Net loss                                       $  (287)
                                                          ========

5.   Legal Proceedings and Contingencies

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

    Termination of Management Contract with AHC

        On July 29, 1996, Lease I and ILM Holding ("the Companies") terminated the property management agreement ("Agreement") with AHC covering the eight Senior Housing Facilities leased by the Companies. The Agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the Agreement. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

5.   Legal Proceedings and Contingencies (continued)

    breach of contract, breach of fiduciary duty and fraud. The Companies allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease I fails to perform pursuant to its obligations under the Agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. The eventual outcome of this litigation cannot presently be determined. However, provision of $600,000 for the liability which might result to the Company has been recorded in the financial statements of Lease I, with the remaining $400,000 provision recorded by Lease II.

         On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998, and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying consolidated financial statements.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

5.   Legal Proceedings and Contingencies (continued)

         Lease I has retained Capital to be the manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. Under the terms of the agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. The Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

6.  Subsequent Events

        On September 30, 1997, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1997. On October 15, 1997, a dividend of $0.1875 per share of common stock, totaling $1,410,018, was made to the shareholders of record as of September 30, 1997. On December 8, 1997, a dividend of $0.20 per share of common stock, totaling $1,504,000, was declared for shareholders of record as of December 15, 1997.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM Holding, Inc.:

We have audited the accompanying balance sheets of ILM Holding, Inc. (the "Company"), as of August 31, 1996, and the related statements of operations, changes in shareholders' deficit and cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995, and the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM Holding, Inc., at August 31, 1996, and the results of its operations and its cash flows for the year ended August 31, 1996, the two month period ended August 31, 1995 and the year ended June 30, 1995 in conformity with generally accepted accounting principles.



                               ERNST & YOUNG LLP


Boston, Massachusetts
December 10, 1996

                                ILM HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                       1996
                                                                       ----

Operating investment properties, at cost:
  Land                                                                $ 3,352
  Building and improvements                                            33,105
  Furniture, fixtures and equipment                                     4,948
                                                                      --------
                                                                       41,405
  Less accumulated depreciation                                        (3,191)
                                                                      --------
                                                                       38,214

Cash and cash equivalents                                                 400
Interest and other receivable                                               -
Accounts receivable - related party                                       348
Deferred rent receivable                                                  123
Other assets                                                              233
                                                                      --------
                                                                      $39,318
                                                                      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgages payable                                                     $40,391
Accounts payable - related party                                          585
Accounts payable and accrued expenses                                       3
                                                                      -------
        Total liabilities                                              40,979

Commitments and contingencies

Shareholders' equity (deficit):
  Preferred stock (Series A, $1 par value, 100 shares
    authorized, issued and outstanding)                                     1
  Common stock ($1 par value, 10,000 shares
    authorized, issued and outstanding)                                    10
  Additional paid-in capital                                              689
  Accumulated deficit                                                  (2,361)
                                                                      -------
        Total shareholders' equity (deficit)                           (1,661)
                                                                      =======
                                                                      $39,318
                                                                      =======


See accompanying notes.

                                ILM HOLDING, INC.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                      For the two month
                                 For the year           period ended        For the year ended
                               ended August 31,1996    August 31, 1995        June 30, 1995
                              ----------------------------------------------------------------
Revenues:
  Rental income                  $  6,328                $2,747             $16,239
  Interest income earned
    on cash equivalents                16                     6                  25

Expenses:
  Property operating                    -                 1,542               9,541
  Depreciation                      1,290                   227               1,364
  Interest                          6,707                 1,046               5,673
  Management advisory fees              -                    13                  81
  Other                                72                     -                   -
                              -------------------------------------------------------------
                                    8,069                $2,822              16,659
                              -------------------------------------------------------------

Net loss                         $ (1,725)             $    (75)           $   (395)
                              =============================================================

Loss per share of
  common stock                   $(172.50)             $  (7.50)           $ (39.50)
                              =============================================================


See accompanying notes.

                                ILM HOLDING, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
         For the year ended August 31, 1996, the two month period ended
                August 31, 1995 and the year ended June 30, 1995
                    (In thousands, except per share amounts)

                     Common Stock        Preferred Stock
                    $.01 Par Value        $.01 Par Value       Additional
                  -------------------   -------------------     Paid-in    Accumulated
                  Shares     Amount     Shares      Amount     Capital      Deficit       Total
                  -------    --------   --------    -------    --------    ----------    -------
Shareholders'
equity at June
30, 1994          10,000      $10          100       $1          $689      $   (166)     $  534

Net loss              -        -             -        -             -          (395)       (395)
                  -------    --------   --------    -------    --------    ----------    -------

Shareholders'
deficit at
June 30, 1995     10,000       10          100        1           689          (561)        139

Net loss               -        -            -        -             -           (75)        (75)
                  -------    --------   --------    -------    --------    ----------    -------

Shareholders'
deficit at
August 31, 1995   10,000       10          100        1           689          (636)         64

Net loss               -        -            -        -             -        (1,725)     (1,725)
                  -------    --------   --------    -------    --------    ----------    -------

Shareholders'
deficit at
August 31, 1996   10,000      $10          100       $1          $689       $(2,361)     $(1,661)
                  =======    ========   ========    =======    ========    ==========    =======


See accompanying notes.

                                    ILM HOLDING, INC.

                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)


                                                                 For the two
                                                For the year     month period     For the year
                                                ended August     ended August    ended June 30,
                                                  31, 1996         31, 1995           1995
                                              ---------------- ---------------- -----------------
Operating activities:
  Net loss                                        $(1,725)         $    (75)         $  (395)
  Adjustments to reconcile net income to
    net cash provided by (used for)
    operating activities:
      Depreciation                                  1,290               227            1,364
      Changes in operating assets and
        liabilities:
        Interest and other receivables                 11               (11)               3
        Accounts receivable - related party          (348)                -              568
        Deferred rent receivable                     (123)                -                -
        Other assets                                  112                21               60
        Accounts payable - related party              274              (137)          (1,158)
        Accounts payable and accrued                 (521)             (357)             148
         liabilities
                                              -------------------------------------------------
  Total adjustments                                   695             (257)            985
                                              -------------------------------------------------
  Net cash provided by (used for) operating
    activities                                     (1,030)            (332)            590
                                              -------------------------------------------------

Investing activities:
  Investment in properties                           (181)            (131)           (771)
                                              -------------------------------------------------
  Net cash used for investing activities             (181)            (131)           (771)
                                              -------------------------------------------------

Financing activities:
  Borrowings under mortgage notes                     106               21             174
                                              -------------------------------------------------
  Net cash provided by financing activities           106               21             174
                                              -------------------------------------------------

Net decrease in cash and cash equivalents
   at end of period                                (1,105)            (442)             (7)
Cash and cash equivalents at beginning of           1,505            1,947           1,954
  year
                                              -------------------------------------------------
Cash and cash equivalents at end of year        $     400           $1,505         $ 1,947
                                              =================================================

                                ILM HOLDING, INC.
                   Notes to Consolidated Financial Statements

                                 August 31, 1996

I. Nature of Operations and Basis of Presentation

ILM Senior Living, Inc., formerly PaineWebber Independent Living Mortgage Fund, Inc. ("ILM I"), invested in eight participating mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by ILM I were originally with Angeles Housing Concepts, Inc. ("AHC"), a company specializing in the development, acquisition and operation of Senior Housing Facilities. ILM I entered into an Exclusivity Agreement with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance Senior Housing Facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned Exclusivity Agreement called for interest to be paid on construction loans at the rate of 13.3% per annum during the construction period and for Base Interest to be paid on the permanent loans at the rate of 10.3% per annum. In addition to the Base Interest, Additional Interest was to be payable on the permanent loans in an amount equal to 10% of the Gross Revenues of the Senior Housing Facilities, as defined. Under the terms of the amended Exclusivity Agreement, Additional Interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from ILM I did not generate sufficient cash flow to cover the debt service payments owed to ILM I under the amended terms of the Exclusivity Agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to ILM I on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on ILM I's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM I retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM I, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM I or its designated affiliates. Under the terms of the Settlement Agreement, ILM I released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM I (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM I and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exist as separate legal entities. The capital stock of the Company is owned by ILM and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

As part of the fiscal 1994 settlement agreement with AHC, the Company retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 8, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining ILM's qualification as a REIT under the Internal Revenue Code. On September 12, 1994, ILM I formed a new subsidiary, ILM I Lease Corporation, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to ILM I Lease Corporation effective September 1, 1995

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

I. Nature of Operations and Basis of Presentation (continued)

(see Note 4 for a description of the master lease agreement). ILM I Lease Corporation is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

The Company's significant accounting policies are summarized as follows:

    A. BASIS OF PRESENTATION

    The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying balance sheets are presented in an unclassified format. The Company includes its interest in the Santa Barbara property on a proportional basis in the accompanying financial statements due to its joint tenancy agreement with a related party and 25% interest in the property.

    B. INCOME TAXES

    For purposes of filing federal tax returns, the financial statements of the Company are consolidated with those of ILM I. The Company has incurred losses for tax purposes since inception. Neither ILM I nor the Company is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these financial statements.

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

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

2. Use of Estimates and Summary of Significant Accounting Policies (continued)

    Accounts receivable - related party: The carrying amount reported of the balance sheet for accounts receivable - related party approximates its fair value due to the short-term nature of such instruments.

    Accounts payable - related party: The carrying amount reported on the balance sheet for accounts payable - related party approximates its fair value due to the short-term nature of such instrument.

    Mortgages payable: Due to the unique nature of the debt arrangement as described in Note 5, management is unable to determine the fair value of mortgages payable without incurring excessive costs.

    E.  OPERATING INVESTMENT PROPERTIES

    Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996 or 1995. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

    The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1996.

    F.  RENTAL REVENUES

    In fiscal 1995 rental income consisted of payments due on the individual tenant leases at the Senior Housing Facilities. Units at the Senior Housing Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Facility. In fiscal 1996, rental revenues consist of payments due from ILM I Lease Corporation under the terms of the master lease described in Note 7. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1996 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

3.  The Advisory Agreement and Party Transactions

Subject to the supervision of the ILM I's Board of Directors, the business of ILM I and the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Advisor and its affiliates received fees and compensation

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

3.  The Advisory Agreement and Party Transactions (continued)

determined on an agreed-upon basis in consideration of various services performed in connection with the sale of the shares, the management of ILM I and the Company, and the acquisition, management and disposition of ILM I's investments.

Management advisory fees for the two month period ended August 31, 1995 and the year ended June 30, 1995, were earned by an affiliate of PWPI for its administration and supervision of the day-to-day operations of the Company. Such fees were equal to 0.5% of the Gross Operating Revenues of the Senior Housing Facilities. These management advisory fees were no longer charged to the Company effective September 1, 1995 upon the commencement of the master lease described in Note 7.

Accounts payable - related party at August 31, 1996 represents outstanding interest under the Company's mortgage loans payable to ILM I (see note 5).

Accounts receivable - related party at August 31, 1996 represents advances made to ILM I Lease Corporation (see Note 7) primarily for the purchase of personal property to operate the Senior Housing Facilities.

4.  Operating Properties

Descriptions of the properties financed by the Company's loans are summarized below:

    Independence Village of East Lansing

    In June 1989, ILM I acquired a loan with respect to a 159-unit Senior Housing Facility known as Independence Village of East Lansing located in East Lansing, Michigan. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in May, 1989.

    Independence Village of Winston-Salem

    In June 1989, ILM I acquired a loan with respect to a 156-unit Senior Housing Facility known as Independence Village of Winston-Salem located in Winston-Salem, North Carolina. Construction of the Senior Housing Facility, which was 93% leased as of August 31, 1996, was completed in February, 1989.

    Independence Village of Raleigh

    In December 1989, ILM I acquired a loan with respect to a 163-unit Senior Housing Facility, known as Independence Village of Raleigh, located in Raleigh, North Carolina. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 98% leased as of August 31, 1996, was completed in March, 1991. ILM I's investment was converted from a construction loan to a permanent loan effective April 29, 1991.

    Independence Village of Peoria

    In December 1989, ILM I acquired a loan with respect to a 164-unit Senior Housing Facility known as Independence Village of Peoria located in Peoria, Illinois. The original closing of the construction loan occurred on December 18, 1989. Construction of the Senior Housing Facility, which was 91% leased as of August 31, 1996, was completed in November, 1990. ILM I's investment was converted from a construction loan to a permanent loan effective November 30, 1990.

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)


4.  Operating Properties (continued)

    Crown Pointe

    In February 1990, ILM I acquired a loan with respect to an existing 133-unit Senior Housing Facility known as Crown Pointe Apartments located in Omaha, Nebraska. The Senior Housing Facility, which was 99% leased as of August 31, 1996, was opened in August of 1985.

    Sedgwick Plaza

    In February 1990, ILM I acquired a loan with respect to an existing 150-unit Senior Housing Facility known as Sedgwick Plaza Apartments located in Wichita, Kansas. The Senior Housing Facility, which was 83% leased as of August 31, 1996, was opened in May of 1985.

    West Shores

    In December 1990, ILM I acquired a loan with respect to an existing 134-unit Senior Housing Facility known as West Shores located in Hot Springs, Arkansas. The Senior Housing Facility, which was 94% leased as of August 31, 1996, was opened in June of 1987.

    Santa Barbara

    In July 1992, ILM I acquired a loan with respect to an existing 123-unit Senior Housing Facility known as Villa Santa Barbara located in Santa Barbara, California. The acquisition and improvement of the facility was financed by the aforementioned loan and another loan from an affiliated company, PaineWebber Independent Living Mortgage Inc. II (ILM II). Any amounts due from the borrower with regard to the mortgage loans on the Santa Barbara property will be equitably apportioned between ILM I and ILM II (generally 25% to ILM I and 75% to ILM II). ILM I and ILM II have entered into an Intercreditor Agreement to set forth their respective rights and entitlements under the loan documents. During the first quarter of fiscal 1994, ILM I committed to release a portion of the funds set aside for capital improvements at Villa Santa Barbara in order to improve the marketability of that property. With the formal execution of the Settlement Agreement completed, the planned improvement program is now moving forward toward completion. ILM I's financing of such a program is expected to total approximately $350,000, which it will fund from available uninvested offering proceeds. The Senior Housing Facility, which was 81% leased as of August 31, 1996, was opened in June of 1979.

5.  Mortgage Loans

The Company's operating properties were acquired subject to the participating mortgage loans payable to ILM I. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the Transfers. The modified Loans require interest-only payments on a monthly basis at a rate of 7% from April 1, 1994 through December 31, 1994, 9% for the period January 1 through December 31, 1995, 11% for the period January 1 through December 31, 1996, 12% for the period January 1 through December 31, 1997, 13% for the period January 1 through December 31, 1998, 13.5% for the period January 1 through December 31, 1999 and 14% for the period January 1, 2000 through maturity, on December 31, 2000.

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)


5.  Mortgage Loans (continued)

The following loans were outstanding at August 31, 1996:

           Property Pledged                          August 31,     Date of
             as Collateral                              1996          Loan
--------------------------------------------------- ------------- -------------
Independence Village of East Lansing, MI            $ 8,950,000     6/29/89

Independence Village of Winston-Salem, NC             5,750,000     6/29/89

Independence Village of Raleigh, NC                   8,350,000     4/29/91

Independence Village of Peoria, IL                    8,350,000     11/30/90

Crown Pointe Apartments, Omaha, NE                    8,200,000     2/14/90

Sedgwick Plaza Apartments, Wichita, KS                8,350,000     2/14/90

West Shores, Hot Springs, AR                          5,350,000     12/14/90

Villa Santa Barbara, Santa Barbara, CA                1,698,000     7/13/92
                                                    -------------

                                                     54,998,000
Less discount                                       (14,607,000)
                                                    -------------
                                                    $40,391,000
                                                    =============

A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

6.  Stockholders' Equity

The Company has issued 100 shares of Series A Preferred Stock to ILM I in return for a capital contribution in the amount of $693,000. The holders of the Series A Preferred Stock are entitled to one vote for each share of Preferred Stock held. In addition, the holders of the Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.1 and 99% of the total amount of dividends and distributions made to all shareholders. The Company has also issued 10,000 shares of Common Stock to PWP Holding in return for a capital contribution in the amount of $7,000. The holders of the Common Stock are entitled to one vote for each share of Common Stock held. The holders of the Common Stock are entitled to receive, when and if declared by the Board of Directors, dividends and distributions in an amount per share equal to the product of 0.001 and 1% of the total amount of dividends and distributions made to all shareholders.

7.  Lease Arrangements

Beginning September 31, 1995, the Senior Housing Facilities were leased to ILM I Lease Corporation under a master lease agreement. The master lease agreement is initially between the Company, as owner of the properties and Lessor, and ILM I Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for

                                ILM HOLDING, INC.
             Notes to Consolidated Financial Statements (continued)

7.  Lease Arrangements (continued)

all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000.

A condensed balance sheet as of August 31, 1996 and summary of operations for the year then ended of ILM I Lease Corporation are as follows:

                                     Assets

 Current assets                                                   $2,529
 Furniture, fixtures and equipment                                   242
 Other non-current assets                                             26
                                                                 ---------
                                                                  $2,797
                                                                 =========

                      Liabilities and Shareholders' Equity

 Current liabilities                                              $1,613
 Other non-current liabilities                                       123
 Shareholders' equity                                              1,061
                                                                 ---------
                                                                  $2,797
                                                                 =========

                              Summary of Operations

 Revenues                                                        $17,285
 Operating expenses                                               16,682
 Income tax expense                                                  241
                                                                 ---------
 Net income                                                      $   362
                                                                 =========


8.  Legal Proceedings and Contingencies

Angeles Corporation Litigation

Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, ILM I retained a general unsecured claim against Angeles in the amount of $1,200,658 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, ILM I maintained a claim for approximately $408,000 against an affiliate of Angeles which had made a separate guaranty to ILM I. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of ILM I's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, ILM I received a cash payment of $1 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $1.6 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of ILM I's operating investment properties.

Schedule III - Real Estate and Accumulated Depreciation

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1997
                             (Amounts in thousands)



                                                                 Costs
                                                              Capitalized
                                    Initial Cost to           (Removed)
                                        ILM (2)             Subsequent to
                                   ----------------------     Acquisition
                                             Buildings &      Buildings &
Description     Encumbrances(1)    Land      Improvements   Improvements(3)
-----------     ---------------    ----      ------------   ---------------
CONGREGATE CARE FACILITIES:
East Lansing,
   Michigan     $  8,950       $   422       $  9,251         $  (2,881)

Winston-Salem,
   North Carolina  5,750           520          8,883            (3,881)

Raleigh,
   North Carolina  8,350         1,021         10,992            (3,414)

Peoria,
   Illinois        8,350           524         10,867            (2,831)

Omaha,
   Nebraska        8,200           430          8,092               521

Wichita,
   Kansas          8,350           388          5,381               174

Hot Springs,
   Arkansas        5,350           290          3,187              (736)

Santa Barbara,
   California      1,698           387          1,086               (63)
                 -------        ------        -------          --------
                 $54,998        $3,982        $57,739          $(13,111)
                 =======        ======        =======          =========

                                                                                               Life on Which
                   Gross Amount at Which Carried at                                            Depreciation
                             End of Year                                                       in Latest
                   --------------------------------                                            Income
                              Buildings &              Accumulated      Date of        Date    Statement
Description        Land       Improvements    Total    Depreciation   Construction   Acquired  is Computed
-----------        ----       ------------    -----    ------------   ------------   --------  -----------
East Lansing,
   Michigan        $   334     $  6,479       $  6,813 $  (2,007)        1989         6/29/89    5-40 yrs.

Winston-Salem,
   North Carolina      337        5,191          5,528    (1,926)        1989         6/29/89    5-40 yrs.

Raleigh,
   North Carolina    1,181        7,863          9,044    (2,125)        1991         4/29/91    5-40 yrs.

Peoria,
   Illinois            426        8,144          8,570    (2,077)        1990         11/30/90   5-40 yrs.

Omaha,
   Nebraska            447        8,600          9,047    (1,977)        1985         2/14/90    5-40 yrs.

Wichita,
   Kansas              367        5,586          5,953    (1,542)        1985         2/14/90    5-40 yrs.

Hot Springs,
   Arkansas            301        2,459          2,760      (630)        1987         12/14/90   5-40 yrs.

Santa Barbara,
   California          399        1,029          1,428      (272)        1979         7/13/92    5-40 yrs.
                    ------      -------        -------  ---------
                    $3,792      $45,351        $49,143  $(12,556)
                    ======      =======        =======  =========

(1) Encumbrances represent first mortgage loans between ILM Holding as mortgagor and the Company as mortgagee. Such loans are eliminated in consolidation in the accompanying Consolidated Financial Statements (see
      Note 4).

(2) Initial cost to the Company represents the aggregate advances made by the Company on the loans secured by the Facilities which were made to AHC prior to the default and foreclosure actions described in Notes 1 and 4 to the Consolidated Financial Statements.

(3) Costs removed subsequent to acquisition reflect the guaranty payments received by the Company from AHC under the terms on the Exclusivity Agreement as discussed further in Notes 1 and 4 to the Consolidated Financial Statements.

(4) The aggregate cost of real estate owned at August 31, 1997 for Federal income tax purposes is approximately $56,502,000.

Schedule III - Real Estate and Accumulated Depreciation

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
        SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1997
                             (Amounts in thousands)

(5) Reconciliation of real estate owned:

                                                                                1997                 1996                  1995
                                                                                ----                 ----                  ----
        Balance at beginning of period                                        $48,610               $48,428              $48,930
           Acquisitions and improvements - 12 months ended 8/31/97                533                     -                    -
           Acquisitions and improvements - 12 months ended 8/31/96                  -                   182                    -
           Acquisitions and improvements - 12 months ended 6/30/95                  -                     -                  789
           Improvements - 2 months ended 8/31/95                                    -                     -                  131
           Net proceeds from full satisfaction
             of claims against Angeles Corporation
             and affiliates                                                         -                     -               (1,422)
                                                                              -------               -------              -------
        Balance at end of period                                              $49,143               $48,610              $48,428
                                                                              =======               =======              =======

(6)     Reconciliation of accumulated depreciation:

        Balance at beginning of period                                        $11,048              $  9,532             $  7,723
           Depreciation expense - 12 months ended 8/31/97                       1,508                     -                    -
           Depreciation expense - 12 months ended 8/31/96                           -                 1,516                    -
           Depreciation expense - 12 months ended 6/30/95                           -                     -                1,581
           Depreciation expense - 2 months ended 8/31/95                            -                     -                  228
                                                                              -------               -------             --------
        Balance at end of period                                              $12,556               $11,048             $  9,532
                                                                              =======               =======             ========