Form 10-Q
period 1997-11-30
ILM SENIOR LIVING INC /VA
filed 1998-05-20
CIK 847414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

     Virginia                                                     04-3042283
-----------------------                                      -------------------
(State of organization)                                        (I.R.S. Employer
                                                             Identification No.)

28 State Street, Suite 1100, Boston, MA                                    02109
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code (888) 257-3550

          Securities registered pursuant to Secti on 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
----------------------                                  ------------------------
Shares of Common Stock                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                      ---    ---

Shares of common stock outstanding as of March 31, 1998:  7,520,100.

================================================================================

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1997 (Unaudited) and August 31, 1997
                                 (In thousands)

                                     ASSETS
                                                              November 30       August 31
                                                              -----------       ---------
Operating investment properties, at cost:
    Land                                                       $  4,249         $  3,792
    Building and improvements                                    40,403           40,403
    Furniture, fixtures and equipment                             4,967            4,948
                                                               --------         --------
                                                                 49,619           49,143
    Less:  accumulated depreciation                             (12,933)         (12,556)
                                                               ---------        --------
                                                                 36,686           36,587

Cash and cash equivalents                                         1,720            3,136
Accounts receivable -- related party                              1,908              116
Prepaid expenses and other assets                                   137              108
Deferred rent receivable                                             77               86
                                                               --------         --------
                                                               $ 40,528         $ 40,033
                                                               ========         ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                          $    282         $    166
Accounts Payable -- related party                                   569               93
                                                               --------         --------
                                                                    851              259
Total Liabilities
Preferred shareholder's minority
Interest in subsidiary                                              118              116

Commitments and Contingencies

Shareholder's equity:
    Common stock, $0.01 par value,
        10,000,000 shares authorized,
        7,520,100 shares issued and outstanding                      75               75
    Additional paid-in capital                                   65,711           65,711
    Accumulated deficit                                         (26,227)         (26,128)
                                                               --------         --------
Total Shareholders' equity                                       39,559           39,658
                                                               --------         --------
                                                               $ 40,528         $ 40,033
                                                               ========         ========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                    (In thousands, except per Share amounts)

                                                                             Three Months Ended
                                                                                  November 30,
                                                                              -----------------
                                                                                1997      1996
                                                                              -------    ------
Revenues
    Rental income                                                             $ 1,782    $1,582
    Interest income                                                                28        37
                                                                              -------    ------
                                                                                1,810     1,619

Expenses
    Depreciation and amoritization                                                377       380
    General and administrative                                                     98        81
    Directors' compensation                                                        24         9
                                                                              -------    ------
                                                                                  499       470
                                                                              -------    ------

Net income                                                                    $ 1,311    $1,149
                                                                              =======    ======


Basic earnings per share of common stock                                      $  0.17    $ 0.15
                                                                              =======    ======

Cash dividends paid per share of
  common stock                                                                $0.1875    $0.175
                                                                              =======    ======

    The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                             Common Stock
                            $.01 Par Value           Additional
                          ------------------           Paid-In         Accumulated
                          Shares      Amount           Capital           Deficit            Total
                          ------      ------           -------         -----------          -----
Shareholders' equity
at August 31, 1996         7,520         $75           $65,711          $(24,418)         $41,368

Cash dividends paid           --          --                --            (1,316)          (1,316)

Net income                    --          --                --              1,149           1,149
                           -----         ---           -------          ---------         -------

Shareholders' equity
at November 30, 1996       7,520         $75           $65,711          $(24,585)         $41,201
                           =====         ===           =======          =========         =======

Shareholders' equity
at August 31, 1997         7,520         $75           $65,711          ($26,128)         $39,658

Cash dividends paid           --          --                --            (1,410)          (1,410)

Net income                    --          --                --             1,311            1,311
                           -----         ---           -------          --------          -------

Shareholders' equity
at November 30, 1997       7,520         $75           $65,711          ($26,227)         $39,559
                           =====         ===           =======          =========         =======


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                            1997             1996
                                                                            ----             ----
Cash flows from operating activities:
    Net income                                                            $1,311           $1,149
    Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation expense                                                377              380
         Preferred stock accrued dividends                                     2               --
         Changes in assets and liabilities:
         Interest and other receivables                                       --               46
         Accounts receivable - related party                              (1,792)              (8)
         Prepaid expenses                                                    (29)               6
         Deferred rent receivable                                              9                9
         Accounts payable and accrued expenses                               116              (23)
         Accounts payable - affiliates                                       476                -
                                                                         -------          -------
           Net cash provided by operating activities                         470            1,559
                                                                         -------          -------
Cash flows from investing activities:
         Additions to operating investment properties                       (476)             (38)
                                                                         -------          -------
           Net cash used in investing activities                            (476)             (38)

Cash flows from financing activities:
         Cash dividends paid to shareholders                              (1,410)          (1,316)
                                                                         -------          -------
           Net cash used in financing activities                          (1,410)          (1,316)
                                                                         -------          -------
Net (decrease) increase in cash and cash equivalents                      (1,416)             205

Cash and cash equivalents, beginning of period                             3,136            3,010
                                                                         -------          -------
Cash and cash equivalents, end of period                                  $1,720           $3,215
                                                                         =======          =======

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.  General
    -------

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in the Company's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for each of the three month periods ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

     ILM Senior Living, Inc. (the "Company"), formerly PaineWebber Independent Living Mortgage Fund, Inc., was organized as a corporation on March 6, 1989 under the laws of the State of Virginia. On June 21, 1989 the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653). The public offering terminated on July 21, 1989 with a total of 7,520,100 shares issued. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past. The Company has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations.

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

     During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments towards the debt service owed on the Company's loans were limited

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

1. General (continued)
   -------------------

to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the State of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties was transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding and the Property Companies no longer exist as separate legal entities.

     ILM Holding holds title to eight Senior Housing Facilities, which comprise the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 Shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

     The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. The accompanying consolidated financial statements include the operations of ILM Holding as if control had been obtained by the Company as of September 1, 1996. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of November 30, 1997 on the preferred stock in ILM Holding totaled approximately $7,400.

     As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

1. General (continued)
   -------------------

Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. As discussed further in Note 2, on September 12, 1994 the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. All of the shares of capital stock in Lease I were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see Note 2 for a description of the master lease agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

     At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebbers' proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms three years prior to their scheduled termination date.

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

     The Company and Lease I are continuing to review various restructuring alternatives that could further increase Shareholder value and liquidity. The Company and Lease I are considering a merger of the Company with ILM II and Lease I with ILM II Lease Corporation ("Lease II") as well as other business combinations. An independent investment banking firm has been retained by the Company and its affiliates to assist in analyzing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.  Operating Investment Properties Subject to Master Lease
    -------------------------------------------------------

    At November 30, 1997, through its consolidated affiliate, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                                   Rentable
Name                                     Location                   Units
----                                     --------                   -----
Independence Village of East Lansing     East Lansing, MI             161
Independence Village of Winston-Salem    Winston-Salem, NC            159
Independence Village of Raleigh          Raleigh, NC                  164
Independence Village of Peoria           Peoria, IL                   165
Crown Pointe Apartments                  Omaha, NE                    135
Sedgwick Plaza Apartments                Wichita, KS                  150
West Shores                              Hot Springs, AR              136
Villa Santa Barbara (1)                  Santa Barbara, CA            125


(1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding. The Company consolidates the financial statements of this property on a proportional basis.

     As discussed in Note 1, ILM Holding holds title to each Senior Housing Facility subject to a first mortgage loan payable to the Company. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of April 1, 1994, the date of the transfer of ownership from AHC. The modified loans, which have an aggregate principal balance of $54,998,000 require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1, 1995 through December 31, 1995, 12.5% for the period January 1, 1996 through December 31, 1996, 13.5% for the period January 1, 1997 through December 31, 1997, 14% for the period January 1, 1998 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity on December 31, 1999.

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

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.   Operating Investment Properties Subject to Master Lease (continued)
     -------------------------------------------------------------------

     The master lease agreement, which commenced on September 1, 1995, is initially between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as Lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to the first quarter of fiscal 1998 was $200,000.


3.  Related Party Transactions
    --------------------------

    Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     Lease I has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. In November, 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company and a Director of Lease I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended November 30, 1997, Capital Senior Development, Inc. earned fees of $96,810 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $50,344 for the quarter ended November 30, 1997.

     Accounts receivable -- related party at November 30, 1997 includes base and variable rent due from Lease I in accordance with the terms of the master lease agreement. Accounts receivable -- related party at August 31, 1997 includes variable rent due from Lease I. Accounts payable -- related party at November 30, 1997 includes $457,708 due to Lease I for amounts previously advanced by Lease I to purchase land and $111,804 due to Lease I for amounts advanced by Lease I for capital improvements to the Senior Housing Facilities, $93,000 of which was also payable at August 31, 1997

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies
    -----------------------------------

    Angeles Corporation Litigation
    ------------------------------

    Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,513,935 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $592,000 against an affiliate of Angeles which had made a separate guarantee to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1.5 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $2.1 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the operating investment properties.

    Termination of Contract with AHC
    --------------------------------

    On July 29, 1996, Lease I and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the Management Agreement could have been terminated without cause, and recovery of attorneys' fees and expenses.

    The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease I fails to perform pursuant to its obligations under the Management Agreement. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusion of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, a provision of $600,000 for the liability which might result to the Company was recorded in the financial statements of Lease I at August 31, 1997. The remaining $400,000 was recorded in the financial statements of Lease II.

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

    On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital Senior Management 2, Inc., ("Capital"), the new property manager, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998 and discovery has begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

5.  Subsequent Events
    -----------------

    On December 15, 1997, the Company's Board of Directors declared a quarterly dividend for the quarter ended November 30, 1997. On January 15, 1998, a dividend of $0.20 per share of common stock, totaling approximately $1,504,000, was paid to shareholders of record as of December 31, 1997.

    On March 13, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended February 28, 1998. On April 15, 1998, a dividend of $0.20 per share of common stock, totaling approximately $1,504,000, was paid to shareholders of record as of March 31, 1998.

     On March 24, 1998, a fire occurred at the Senior Housing Facility located in East Lansing Michigan. The damage to the building will be repaired with proceeds from the facility's insurance. The cost of the building repairs has been estimated at approximately $400,000.

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Company offered shares of its common stock to the public from June 21, 1989 to July 21, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $75,201,000 were received by the Company (including $201,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $62.8 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in eight participation mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM Holding, which is majority owned by the Company. ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

    The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to the first quarter of fiscal 1998 was $200,000.

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    The Company completed its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of its stock in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of November 30, 1997 on the Preferred Stock in ILM Holding totaled approximately $7,400.

      The assumption of ownership of the properties through ILM Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within three years, the properties are not expected to be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. Based on management's estimate of the increase in values of the properties which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the properties were sold. Based on the then current estimated market values of the operating investment properties, a sale at such values prior to the end of the ten-year holding period could result in a built-in gain tax of as much as $2.9 million.

    Following the termination of its advisory relationship with PaineWebber (see "Note 1 to Notes to Consolidated Financial Statements"), the Company and Lease I commenced a further review of various restructuring alternatives that could further increase Shareholder value and liquidity. The Company and Lease I are analyzing a merger of the Company with ILM II and Lease I with Lease II as well as other business combinations. An independent investment banking firm has been retained by the Company and its affiliates to assist in analyzing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions which may be recommended by its investment bankers.

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1998 to (i) meet its obligations to make the debt service payments due under the loans, (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease, and (iii) pay for costs that may be incurred in defending AHC's counterclaim against ILM Holding. As a result, ILM I is not expected to receive the full amount that would be due under the loans.

    Lease I retained Capital Senior Management 2, Inc., "Capital", as the property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month during the term of the Management Agreement exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

    The eight properties in which the Company has invested averaged 96% occupancy as of November 30, 1997. The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $6,364,800 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and Lease I have been pursuing additional steps to increase Shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina; East Lansing, Michigan; Omaha, Nebraska; Peoria, Illinois; and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the Raleigh facility were acquired for $450,000 during the year ended August 31, 1997. In addition, approximately two acres of land located adjacent to the East Lansing facility and approximately three and one-half acres of land located adjacent to the Omaha facility were acquired in the first quarter of fiscal 1998 for $200,000 and $240,000 respectively. In addition, an agreement has been obtained to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000 and closing is expected to occur during fiscal 1998, contingent on due diligence activities. The Hot Springs facility already includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha. Once the pre-construction design process is complete and projected

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

expansion construction costs are determined, the Company will evaluate the costs and benefits before proceeding with the construction of any of these expansions.

    Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial additional capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs.

    At November 30, 1997, the Company had cash and cash equivalents of $1,720,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.


Results of Operations

Three Months Ended November 30, 1997 versus Three Months Ended November 30, 1996

Net income increased $162,000 for the three months ended November 30, 1997 as compared to the same period in the prior year, primarily due to the $200,000 variable rent earned pursuant to the master lease agreement. This increase was offset by a $17,000 increase in general and administrative expense due principally to increased legal fees and a $15,000 increase in directors' compensation due to more frequent Board of Director meetings.

                             ILM SENIOR LIVING, INC.
                                     PART II
                                Other Information


Item 1. Through 5.     NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:     27.  Financial Data Scheduled

(b) Reports on Form 8-K:   NONE

                             ILM SENIOR LIVING, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            By: ILM SENIOR LIVING, INC.
                                -----------------------


                            By: /s/Lawrence A. Cohen
                                --------------------
                                Lawrence A. Cohen
                                President


Dated:  May 15, 1998