Form 10-Q
period 1998-02-28
ILM SENIOR LIVING INC /VA
filed 1998-07-01
CIK 847414

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998
                                             -----------------
                                       OR

   __         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)


      Virginia                                                  04-3042283
----------------------                                       -------------------
(State of organization)                                      (I.R.S. Employer
                                                             Identification No.)

28 State Street, Suite 1100, Boston, MA                            02109
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code  (888) 257-3550
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Shares of common stock outstanding as of February 28, 1998: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.


================================================================================

                             ILM SENIOR LIVING, INC.
                             -----------------------

                                      INDEX


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  February 28, 1998 (Unaudited) and August 31, 1997

                  Consolidated Statements of Income
                  For the six- and three-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Changes in Shareholders' Equity For the six- and three-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Cash Flows
                  For the six- and three-month periods ended February 28, 1998 and 1997 (Unaudited)

                  Notes to Consolidated Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information
---------------------------

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                             ILM SENIOR LIVING, INC.


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 28, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)



                                                                       ASSETS
                                                                       ------
                                                  February 28, 1998              August 31, 1997
                                                  -----------------              ---------------
Operating investment properties, at cost:
   Land                                                $4,503                         $3,792
   Building and improvements                           38,166                         38,147
   Furniture, fixtures and equipment                    4,948                          4,948
                                                        -----                          -----
                                                       47,617                         46,887
   Less:  accumulated depreciation                   (11,486)                       (10,844)
                                                     --------                       --------
                                                       36,131                         36,043


   Unamortized Mortgage Fees                            2,256                          2,256
   Less:  accumulated amoritization                   (1,824)                        (1,712)
                                                      -------                        -------
                                                          432                            544

Cash and cash equivalents                               2,271                          3,136
Accounts receivable - related party                       749                            116
Prepaid expenses and other assets                          24                            108
Deferred rent receivable                                   68                             86
                                                      -------                        --------
                                                      $39,675                        $40,033
                                                      =======                        =======


                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       ------------------------------------

Accounts payable and accrued expenses                    $159                           $166
Accounts payable - related party                           93                             93
                                                         ----                           ----
                                                          252                            259

Preferred shareholders' minority
   interest in subsidiary                                 120                            116
                                                          ---                            ---
   Total Liabilities                                      372                            375


Shareholders' equity
   Common stock, $0.01 par value,
      10,000,000 Shares authorized,
      7,520,100 shares issued and outstanding              75                             75
   Additional paid-in capital                          65,711                         65,711
   Accumulated deficit                               (26,483)                       (26,128)
                                                     --------                       --------
   Total Shareholders' equity                          39,303                         39,658
                                                       ------                         ------
                                                      $39,675                        $40,033
                                                      =======                        =======





                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
      For the six- and three-month periods ended February 28, 1998 and 1997
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                    Six Months Ended          Three Months Ended
                                                      February 28                February 28
                                                      -----------                -----------

                                                   1998          1997          1998         1997
                                                   ----          ----          ----         ----
Revenues
   Rental Income                                    $3,583       $3,235        $1,800       $1,653
   Interest Income                                      56           75            28           38
                                                    ------       ------        ------        ------
                                                     3,639        3,310         1,828        1,691

Expenses
   Depreciation expense                                642          647           321          323
   Deferred amortization exp.                          112          112            56           56
   Management Fees                                       -           44             -           22
   General and administrative                          265          273           167          214
   Directors' compensation                              61           24            37           15
                                                    ------       ------        ------        ------
                                                     1,080        1,100           581          630
                                                    ------       ------        ------        ------

Net Income                                          $2,559       $2,210        $1,247       $1,061
                                                    ======       ======        ======       ======


Basic earnings per share of common stock             $0.34        $0.29         $0.17        $0.14
                                                     =====        =====         =====        =====


Cash dividends paid per share of common stock        $0.39        $0.36         $0.20        $0.19
                                                     =====        =====         =====        =====


    The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.

















                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      For the six- and three-month periods ended February 28, 1998 and 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                Common Stock
                              $.01 Par Value        Additional
                          ------------------           Paid-In         Accumulated
                          Shares      Amount           Capital           Deficit            Total
                          ------      ------           -------           -------            ------
Shareholders' equity
at August 31, 1996         7,520         $75           $65,711          $(24,418)         $41,368

Cash dividends paid                                                       (2,726)          (2,726)

Net income                     -           -                 -              2,210           2,210
                           -----         ---           -------         ----------         -------

Shareholders' equity
at February 28, 1997       7,520         $75           $65,711          $(24,934)         $40,852
                           =====         ===           =======         ==========         =======


Shareholders' equity
at August 31, 1997         7,520         $75           $65,711          ($26,128)         $39,658

Cash dividends paid            -           -                 -            (2,914)          (2,914)

Net income                     -           -                 -             2,559            2,559
                           -----         ---           -------         ----------         -------

Shareholders' equity
at February 28, 1998       7,520         $75           $65,711          ($26,483)         $39,303
                           =====         ===           =======          =========         =======




















                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)


                                                                               February 28
                                                                               -----------
                                                                           1998           1997
                                                                           ----           ----
Cash flows from operating activities:
   Net income                                                             $2,559         $2,210
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization expense                                  754            759
      Charitable contribution of preferred stock in ILM Holding                -            111
Changes in assets and liabilities:
      Interest and other receivables                                           -           (10)
      Accounts receivable - related party                                  (633)            153
      Prepaid expenses                                                        84           (33)
      Deferred rent receivable                                                18             19
      Accounts payable and accrued expenses                                  (7)              -
      Accounts payable - related party                                         -             26
      Preferred shareholders' minority interest                                4              -
                                                                           -----          -----
         Total adjustments                                                   220          1,025
                                                                           -----          -----
         Net cash provided in by operating activities                      2,779          3,235
                                                                           -----          -----

Cash flows from investing activities:
      Increase in operating investment properties                          (730)            (6)
                                                                           -----          -----
         Net cash provided by investing activities                         (730)            (6)

Cash flows from financing activities:
      Cash dividends paid to shareholders                                (2,914)        (2,726)
                                                                         -------        -------
         Net cash used in financing activities                           (2,914)        (2,726)

Net (decrease) increase in cash and cash equivalents                       (865)          (503)

Cash and cash equivalents, beginning of period                             3,136          3,010
                                                                           -----          -----

Cash and cash equivalents, end of period                                  $2,271         $3,513
                                                                          ======         ======













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

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1997 and revenues and expenses for each of the six- and three-month periods ended February 28, 1998. Actual results could differ from the estimates and assumptions used. Certain reclassifications have been made to prior period numbers in order to conform to the current year presentation.

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

     The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. The accompanying consolidated financial statements include the operations of ILM Holding as if control had been obtained by the Company as of September 1, 1996. With this transfer completed, effective January 23, 1997 ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of February 28, 1998 on the preferred stock in ILM Holding totaled approximately $9,620.

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

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.   Operating Investment Properties Subject to Master Lease
     -------------------------------------------------------

    At February 28, 1998, through its consolidated affiliate, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


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

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

2.   Operating Investment Properties Subject to Master Lease (continued)
     -------------------------------------------------------------------

     The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the second quarter of fiscal 1998 was $218,434.


3.   Related Party Transactions
     --------------------------

    Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     Lease I has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. In November, 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company and a Director of Lease I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. For the quarter ended February 28, 1998, Capital earned property management fees of $241,634.

     On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended February 28, 1998, Capital Senior Development, Inc. earned fees of $129,849 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $52,189 for the quarter ended February 28, 1998.

    Accounts receivable - related party at February 28, 1998 includes base and variable rent due from Lease I in accordance with the terms of the master lease agreement. Accounts receivable - related party at August 31, 1997 includes variable rent due from Lease I. Accounts payable - related party at February 28, 1998 includes $92,775 due to Lease I for amounts advanced by Lease I to purchase land and fund facility expansion costs. At August 31, 1997, $93,000 was payable to Lease I for amounts advanced by Lease I for capital improvements to the Senior Housing Facilities.

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

     On March 24, 1998, a fire occurred at the Senior Housing Facility located in East Lansing, Michigan. The damage to the building will be repaired with proceeds from the facility's insurance. The cost of the building repairs has been estimated at approximately $400,000.

    On May 8, 1998, Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated 9/18/90, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM II in the Supreme Court of the State of New York, County of New York against the Company, ILM II and the directors of both corporations. The class action complaint alleges that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM II, diverting certain of their assets and changing the nature of the Company and ILM II. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM II, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. The Company, ILM II and the directors have not yet been required to respond to the complaint in this action. The Company and ILM II believe that the action is without merit and intend vigorously to contest this action.

                             ILM SENIOR LIVING, INC.
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

    The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to the second quarter of fiscal 1998 was $218,434.

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    The Company completed its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of its stock in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of February 28,1998 on the Preferred Stock in ILM Holding totaled approximately $9,620.

      The assumption of ownership of the properties through ILM Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within two years, the properties are not expected to be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the properties were sold. Based on this increase of values during the time that ILM Holding was operated as a regular C corporation, a sale within ten years of the date of conversion to a REIT could result in a built-in gain tax of as much as $2.9 million.

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

    The eight properties in which the Company has invested averaged 96% occupancy for the quarter ended February 28, 1998. The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding increased to $6,364,800 effective January 1, 1996 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and Lease I have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina; East Lansing, Michigan; Omaha, Nebraska; Peoria, Illinois; and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the Raleigh facility were acquired for $450,000 during the quarter ended August 31, 1997. In addition, approximately two acres of land located adjacent to the East Lansing facility and approximately two and one-half acres of land located adjacent to the Omaha facility were acquired in the first quarter of fiscal 1998 for approximately $200,000 and $265,000, respectively. In addition, an agreement was obtained to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000. Subsequent to the end of the second fiscal quarter, the Company decided to not pursue the expansion over the near term and allowed the agreement to expire. The Hot Springs facility includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

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

    At February 28, 1998 the Company had cash and cash equivalents of $2,271,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM Holding for certain capital improvements, and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million, the California litigation by AHC seeks at least $2 million, and the purported class action litigation seeks damages in an unspecified amount. As discussed in Note 4. Legal Proceedings and Contingencies, the Company and Lease I have agreed to indemnify Mr. Cohen and Lease I has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

Results of Operations

Six Months Ended February 28, 1998 versus Six Months Ended February 28, 1997

Net income increased $349,000 for the six months ended February 28, 1998 as compared to the same period in the prior year, primarily due to the $348,000 increase in rental income earned pursuant to the master lease agreement, and a net decrease in expense of $20,000 including an $8,000 reduction in general and administrative expense. Although certain general and administrative costs such as legal fees for the AHC litigation increased, this increase was offset by reductions in advisory fees and reimburseable costs from the same period last year. A $37,000 increase in directors' compensation was due to more frequent Board of Director meetings.

Three Months Ended February 28, 1998 versus Three Months Ended February 28, 1997

Net income increased $186,000 for the three months ended February 28, 1998, as compared to the same period in the prior year, primarily due to an increase in variable rent earned pursuant to the master lease agreement. This increase was offset by a $22,000 increase in Director's compensation as a result of more frequent Board of Director meetings. General and Administrative expenses decreased $47,000 overall. Although certain general and administrative costs such as legal fees for the AHC litigation increased, this increase was offset by reductions in advisory fees and reimbursable costs when compared to the same period last year.

                             ILM SENIOR LIVING, INC.
                                     PART II
                                Other Information


Item 1. through 4.     NONE
------------------

Item 5. Other Information
-------------------------

On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 700,000 outstanding shares of the Company's common stock representing approximately 9.3% of the outstanding shares at $7.00 per share. On June 17, 1998, the Company filed a response on Schedule 14D-9 stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders. Accordingly, the Board unanimously recommended that the Company's shareholders reject the offer and not tender their shares.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:     27.  Financial Data Schedule

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


Dated:  June 15, 1998