Form 10-Q
period 1998-05-31
ILM SENIOR LIVING INC /VA
filed 1998-07-16
CIK 847414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1998

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249
                                                 -------

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
----------------------                                     ----------------
Shares of Common Stock                                           None

           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Shares of common stock outstanding as of May 31, 1998:  7,520,100.


================================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX


Part I.  Financial Information                                                                                 Page
                                                                                                               ----
         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 May 31, 1998 (Unaudited) and August 31, 1997....................................................4

                 Consolidated Statements of Income
                 For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited)...................5

                 Consolidated Statements of Changes in Shareholders' Equity
                 For the nine months ended May 31, 1998 and 1997 (Unaudited).....................................6

                 Consolidated Statements of Cash Flows
                 For the nine months ended May 31, 1998 and 1997 (Unaudited).....................................7

                 Notes to Consolidated Financial Statements (Unaudited).......................................8-13

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......14-16

Part II. Other Information

         Item 5. Other Information..............................................................................17

         Item 6. Exhibits and Reports on Form 8-K...............................................................17

Signatures......................................................................................................18

                             ILM SENIOR LIVING, INC.


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)

                                                                       ASSETS
                                                                       ------
                                                       May 31, 1998              August 31, 1997
                                                       ------------              ---------------
Operating investment properties, at cost:
   Land                                                 $  4,625                    $  3,792
   Building and improvements                              38,166                      38,147
   Furniture, fixtures and equipment                       4,948                       4,948
                                                        --------                    --------
                                                          47,739                      46,887
   Less: accumulated depreciation                        (11,806)                    (10,844)
                                                        --------                    --------
                                                          35,933                      36,043


Unamortized mortgage fees                                  2,256                       2,256
Less: accumulated amortization                            (1,881)                     (1,712)
                                                         -------                     -------
                                                             375                         544

Cash and cash equivalents                                  1,258                       3,136
Accounts receivable - related party                        1,824                         116
Prepaid expenses and other assets                             64                         108
Deferred rent receivable                                      58                          86
                                                        --------                    --------
                                                        $ 39,512                    $ 40,033
                                                        ========                    ========


                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       ------------------------------------

Accounts payable and accrued expenses                   $    198                    $    166
Accounts payable - related party                             205                          93
                                                        --------                    --------
                                                             403                         259

Preferred shareholders' minority
   interest in subsidiary                                    122                         116
                                                        --------                    --------
   Total liabilities                                         525                         375


Shareholders' equity:
   Common stock, $0.01 par value,
      10,000,000 Shares authorized,
      7,520,100 shares issued and outstanding                 75                          75
   Additional paid-in capital                             65,711                      65,711
   Accumulated deficit                                   (26,799)                    (26,128)
                                                        --------                    --------
   Total shareholders' equity                             38,987                      39,658
                                                        --------                    --------
                                                        $ 39,512                    $ 40,033
                                                        ========                    ========

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
  For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                     Nine Months Ended          Three Months Ended
                                                           May 31                     May 31
                                                           ------                     ------

                                                     1998         1997          1998         1997
                                                     ----         ----          ----         ----
Revenues:
   Rental income                                    $5,397       $4,945        $1,814       $1,710
   Interest income                                      67          117            11           42
                                                    ------       ------        ------       ------
                                                     5,464        5,062         1,825        1,752

Expenses:
   Depreciation expense                                962        1,139           321          380
   Deferred amortization expense                       169           --            56           --
   Management fees                                      --           66            --           22
   Termination fee                                      --          600            --          600
   General and administrative                          495          664           231          281
   Directors' compensation                              91           57            30           33
                                                    ------       ------        ------       ------
                                                     1,717        2,526           638        1,316
                                                    ------       ------        ------       ------

Net income                                          $3,747       $2,536        $1,187       $  436
                                                    ======       ======        ======       ======


Basic earnings per share of common stock            $ 0.50       $ 0.34        $ 0.16       $ 0.06
                                                    ======       ======        ======       ======


Cash dividends paid per share of common stock       $ 0.59       $ 0.55        $ 0.20       $ 0.19
                                                    ======       ======        ======       ======


    The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.




                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                             Common Stock
                            $.01 Par Value            Additional
                          -------------------          Paid-In         Accumulated
                          Shares       Amount          Capital           Deficit           Total
                          ------       ------          -------           -------           -----
Shareholders' equity
at August 31, 1996         7,520         $75           $65,711          $(24,418)         $41,368

Cash dividends paid           --          --                --            (4,136)          (4,136)

Net income                    --          --                --             2,536            2,536
                           -----         ---           -------          --------          -------

Shareholders' equity
at May 31, 1997            7,520         $75           $65,711          $(26,018)         $39,768
                           =====         ===           =======          ========          =======


Shareholders' equity
at August 31, 1997         7,520         $75           $65,711          $(26,128)         $39,658

Cash dividends paid           --          --                --            (4,418)          (4,418)

Net income                    --          --                --             3,747            3,747
                           -----         ---           -------          --------          -------

Shareholders' equity
at May 31, 1998            7,520         $75           $65,711          $(26,799)         $38,987
                           =====         ===           =======          ========          =======




                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                            Nine Months Ended
                                                                                  May 31
                                                                                  ------
                                                                            1998             1997
                                                                            ----             ----
Cash flows from operating activities:
    Net income                                                           $ 3,747          $ 2,536
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                             1,131            1,139
         Charitable contribution of preferred stock in ILM Holding            --              111
         Preferred shareholders' minority interest                             6               --
         Changes in assets and liabilities:
             Interest and other receivables                                   --              152
             Accounts receivable - related party                          (1,708)              47
             Prepaid expenses and other assets                                44              (52)
             Deferred rent receivable                                         28               28
             Accounts payable and accrued expenses                            32              190
             Accounts payable - related party                                112                1
             Accrued termination fee payable                                   -              600
                                                                         -------          -------
               Total adjustments                                            (355)           2,216
                                                                         -------          -------
               Net cash provided by operating activities                   3,392            4,752
                                                                         -------          -------

Cash flows from investing activities:
         Increase in operating investment properties                        (852)             (16)
                                                                         -------          -------
             Net cash used in investing activities                          (852)             (16)

Cash flows from financing activities:
         Cash dividends paid to shareholders                              (4,418)          (4,136)
                                                                         -------          -------
         Net cash used in financing activities                            (4,418)          (4,136)

Net (decrease) increase in cash and cash equivalents                      (1,878)             600

Cash and cash equivalents, beginning of period                             3,136            3,010
                                                                         -------          -------

Cash and cash equivalents, end of period                                 $ 1,258          $ 3,610
                                                                         =======          =======



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1.  General
    -------

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM Senior Living, Inc.'s ("the Company") Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

    The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1998 and August 31, 1997. Actual results could differ from the estimates and assumptions used. Certain reclassifications have been made to prior period numbers in order to conform to the current year presentation.

     The Company, formerly PaineWebber Independent Living Mortgage Fund, Inc., was organized as a corporation on March 6, 1989 under the laws of the State of Virginia. On June 21, 1989, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653). The public offering terminated on July 21, 1989 with a total of 7,520,100 shares issued. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

     During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments towards the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the State of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties was transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding, which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding and the Property Companies no longer exist as separate legal entities.

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

     The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. The accompanying consolidated financial statements include the operations of ILM Holding as if control had been obtained by the Company as of September 1, 1996. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of May 31, 1998 on the preferred stock in ILM Holding totaled approximately $11,840.

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

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)

1.   General (continued)
     -------------------

     At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination dates.

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

     The Company and Lease I are continuing to review various restructuring alternatives that could further increase shareholder value and liquidity. The Company and Lease I are considering a merger of the Company with ILM II and Lease I with ILM II Lease Corporation ("Lease II"), as well as other business combinations. An independent investment banking firm has been retained by the Company and its affiliates to assist in analyzing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)


2.   Operating Investment Properties Subject to Master Lease
     -------------------------------------------------------

     At May 31, 1998, through its consolidated affiliate, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                                Rentable              Resident
Name                                         Location                            Units               Capacities
----                                         --------                            ------              ----------
Independence Village of East Lansing         East Lansing, MI                     161                   162
Independence Village of Winston-Salem        Winston-Salem, NC                    159                   161
Independence Village of Raleigh              Raleigh, NC                          164                   205
Independence Village of Peoria               Peoria, IL                           165                   181
Crown Pointe Apartments                      Omaha, NE                            135                   163
Sedgwick Plaza Apartments                    Wichita, KS                          150                   170
West Shores                                  Hot Springs, AR                      136                   166
Villa Santa Barbara (1)                      Santa Barbara, CA                    125                   125

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

     Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800. Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the nine- and three-month periods ended May 31, 1998 was $651,026 and $232,270, respectively. This compares to variable rent of approximately $199,000 and $128,000 for the nine- and three-month periods ended May 31, 1997, respectively.

3.   Related Party Transactions
     --------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

     Lease I has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. In November, 1996, Lawrence A. Cohen, President, Chief Executive Officer and Director of the Company and a Director of Lease I, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. For the nine- and three-month periods ended May 31, 1998, Capital earned property management fees from Lease I of $741,000 and $258,000, respectively. This compares to $637,000 and $222,000 for the nine- and three-month periods ended May 31, 1997, respectively.

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)


3.   Related Party Transactions (continued)
     --------------------------------------

     On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1998, Capital Senior Development, Inc. earned fees from Lease I of $212,465 and $82,616, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and Director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $167,696 and $89,722, respectively.

    Accounts receivable - related party at May 31, 1998 includes base and variable rent due from Lease I in accordance with the terms of the master lease agreement. Accounts receivable - related party at August 31, 1997 includes variable rent due from Lease I. Accounts payable - related party at May 31, 1998 includes approximately $205,000 due to Lease I for amounts advanced by Lease I to fund facility expansion costs. At August 31, 1997, $93,000 was payable to Lease I for amounts advanced by Lease I for capital improvements to the Senior Housing Facilities.

4.   Legal Proceedings and Contingencies
     -----------------------------------

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

     The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. The Company has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that Lease I fails to perform pursuant to its obligations under the Management Agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the aggregate amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusion of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently pursue the appeal. The eventual outcome of this litigation cannot presently be determined. However, a provision of $600,000 for the liability which might result to the Company was recorded in the financial statements of Lease I at August 31, 1997. The remaining $400,000 was recorded in the financial statements of Lease II. No provision for any liability has been recorded on the accompanying consolidated financial statements.

                             ILM SENIOR LIVING, INC.
       Notes to Consolidated Financial Statements (Unaudited) (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, the new property manager, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998 and discovery has begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the boards of directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. As of May 31, 1998, the amount advanced to Capital by Lease I and Lease II totaled approximately $335,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

     On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM II in the Supreme Court of the State of New York, County of New York against the Company, ILM II and the directors of both corporations. The class action complaint alleges that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM II, diverting certain of their assets and changing the nature of the Company and ILM II. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM II, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company joined with all other defendants to dismiss the complaint on all counts. The Company and ILM II believe that the action is without merit and are vigorously contesting this action.

5.   Subsequent Event
     ----------------

     On June 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended May 31, 1998. On July 15, 1998, a dividend of $0.20 per share of common stock, totaling approximately $1,504,000, was paid to shareholders of record as of June 30, 1998.

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

    Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. During 1995, the Company distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

    The master lease agreement, which commenced on September 1, 1995, was initially between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent for the nine- and three-month periods ended May 31, 1998 was $651,026 and $232,270, respectively. This compares to variable rent of approximately $199,000 and $128,000 for the nine- and three-month periods ended May 31, 1997, respectively.

    The Company completed its restructuring plans by converting ILM Holding to a real estate investment trust ("REIT") for tax purposes. In connection with these plans, on November 21, 1996 the Company requested that PaineWebber sell all of its stock in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of nonvoting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and

                             ILM SENIOR LIVING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends in arrears as of May 31, 1998 on the Preferred Stock in ILM Holding totaled approximately $11,840.

    The assumption of ownership of the properties through ILM Holding, which was organized as a regular C corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within two years, the properties may not be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the properties were sold. Based on this increase of values during the time that ILM Holding was operated as a regular C corporation, a sale within ten years of the date of conversion to a REIT could result in a built-in gain tax of as much as $2.9 million.

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

    Occupancy levels for the eight properties in which the Company has invested averaged 95% and 96%, respectively, for the nine- and three-month periods ended May 31, 1998. The Company's net operating cash flow is expected to be relatively stable and predictable now that the master lease structure is in place. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and Lease I have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina; East Lansing, Michigan; Omaha, Nebraska; Peoria, Illinois; and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the East Lansing facility and approximately two and one-half acres of land located adjacent to the Omaha facility were acquired in the first quarter of fiscal 1998 for approximately $200,000 and $265,000, respectively. In addition, an agreement was obtained to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000. In May 1998, the Company decided not to pursue the Peoria expansion over the near term and allowed the agreement to expire. The Hot Springs facility includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

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

    Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial additional capital. The Company is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs. The loan facility is expected to close by fiscal year end.

    At May 31, 1998, the Company had cash and cash equivalents of $1,258,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM Holding for certain capital improvements, and for dividends to the shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the shareholders is expected to be through master lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation and the extent of obligations under the guarantee cannot presently be determined. The court order in the Virginia AHC litigation equals an aggregate of $1 million, the California litigation by AHC seeks at least $2 million, and the purported class action litigation seeks damages of an unspecified amount. As discussed in Note 4, Legal Proceedings and Contingencies, the Company and Lease I have agreed to indemnify Mr. Cohen and Lease I has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

    The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

Nine Months Ended May 31, 1998 versus Nine Months Ended May 31, 1997

After giving effect to a $600,000 audit adjustment at August 31, 1997, which was not reflected in the May 1997 income statement, net income increased $611,000 for the nine months ended May 31, 1998 as compared to the same period in the prior year. This increase was primarily due to the $452,000 increase in rental income earned pursuant to the master lease agreement.. It was also due to a net decrease in expense of $209,000 including a $169,000 reduction in general and administrative expense due to reductions in advisory fees and reimbursable costs from the same period last year. A $34,000 increase in directors' compensation was due to more frequent Board of Director meetings.

Three Months Ended May 31, 1998 versus Three Months Ended May 31, 1997

After giving effect to a $600,000 audit adjustment at August 31, 1997, which was not reflected in the May 1997 income statement, net income increased $151,000 for the three months ended May 31, 1998, as compared to the same period in the prior year. This increase was primarily due to an increase in variable rent earned pursuant to the master lease agreement. General and administrative expenses decreased $50,000 overall.

                             ILM SENIOR LIVING, INC.
                                     PART II
                                Other Information


Item 1. through 4.   NONE
------------------

Item 5. Other Information
-------------------------

On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 700,000 outstanding shares of the Company's common stock representing approximately 9.3% of the outstanding shares at $7.00 per share. On June 17, 1998, the Company filed a response on Schedule 14D-9, which response was amended on July 7, 1998, stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders. Accordingly, the Board unanimously recommended that the Company's shareholders reject the offer and not tender their shares.

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


Dated:  July 15, 1998