Form 10-K
period 1998-08-31
ILM SENIOR LIVING INC /VA
filed 1999-01-25
CIK 847414

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            ___
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                       OR
          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

        Virginia                                                04-3042283
-----------------------                                         ----------
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)

8180 Greensboro Drive, Suite 850,  McLean, Virginia                      22102
--------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code:               888-257-3550
                                                                  ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each
                                                              exchange on which
   Title of each class                                            registered
------------------------                                      ------------------
          None                                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                      Shares of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       NO  X .
                                       -----    -----

Shares of common stock outstanding as of August 31, 1998: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Documents                                    Form 10-K Reference
------------------------------                             -------------------
Prospectus of registrant dated                             Part II, Part IV
June 9, 1989, as supplemented
[33 Act filing #33-27653]

Current Report on Form 8-K                                 Part IV
of registrant dated August 21, 1998

================================================================================

                             ILM SENIOR LIVING, INC.

                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part I                                                                                                                      Page
------                                                                                                                      ----

Item 1                   Business............................................................................................I-1

Item 2                   Properties..........................................................................................I-6

Item 3                   Legal Proceedings...................................................................................I-7

Item 4                   Submission of Matters to a Vote of Security Holders.................................................I-8


Part II
-------

Item 5                   Market for the Registrant's Shares and Related
                             Stockholder Matters............................................................................II-1

Item 6                   Selected Financial Data............................................................................II-2

Item 7                   Management's Discussion and Analysis of Financial Condition
                             and Results of Operations......................................................................II-3

Item 8                   Financial Statements and Supplementary Data........................................................II-8

Item 9                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................II-8


Part III
--------

Item 10                  Directors and Executive Officers of the Registrant................................................III-1

Item 11                  Executive Compensation............................................................................III-2

Item 12                  Security Ownership of Certain Beneficial Owners and Management....................................III-3

Item 13                  Certain Relationships and Related Transactions....................................................III-3


Part IV
-------

Item 14                  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................IV-1

Signatures                   ...............................................................................................IV-2

Index to Exhibits            ...............................................................................................IV-3

Financial Statements and Supplementary Data...............................................................................F1-F35

                             ILM SENIOR LIVING, INC.

                                     PART I
                                     ------


Item 1. Business

         ILM Senior Living, Inc. (the "Company") is a finite-life corporation organized on March 6, 1989 in the Commonwealth of Virginia for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On June 21, 1989, the Company commenced a public offering of up to 10,000,000 shares of common stock pursuant to the final prospectus, as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653), (the "Prospectus"). On July 21, 1989, the public offering terminated. The Company issued 7,520,100 shares, representing capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

                             ILM SENIOR LIVING, INC.

----------------------------


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

         As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualifications as a REIT under the Internal Revenue Code. On September 12, 1994, the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. All of the shares of capital stock in Lease I were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease I effective September 1, 1995.

         All responsibility for day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease I. On July 29, 1996, the management agreement with AHC was terminated and Lease I retained Capital Senior Management 2, Inc. ("Capital"), to be the property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement") which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living, Inc., an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. The Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement. Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

         The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes effective for calendar year 1996. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000.

                             ILM SENIOR LIVING, INC.

----------------------------


With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998 on the Preferred Stock in ILM Holding totaled $14,000.

         At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REIT's and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination dates.

         PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to the Company and its affiliates if the Company declined to accept PaineWebber's proposal. The Company accepted the resignation of PaineWebber, effective as of June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to the Company and it affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with the Company and its affiliates. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those Officers and Directors who were employees of or otherwise affiliated with PaineWebber.

                             ILM SENIOR LIVING, INC.

----------------------------


         The Company and Lease I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions, and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

         The Company's investments as of August 31, 1998 are described below:

Property Name                                                            Date of        Rentable       Resident
and Location (1)                             Type of Property           Investment        Units       Capacities
----------------                             ----------------           ----------        -----       ----------

Independence Village of Winston-Salem        Senior Housing              6/29/89           159           161
Winston-Salem, NC                            Facility

Independence Village of East Lansing         Senior Housing              6/29/89           161           162
East Lansing, MI                             Facility

Independence Village of Raleigh              Senior Housing              4/29/91           164           205
Raleigh, NC                                  Facility

Independence Village of Peoria               Senior Housing              11/30/90          165           181
Peoria, IL                                   Facility

Crown Pointe Apartments                      Senior Housing              2/14/90           135           163
Omaha, NE                                    Facility

Sedgwick Plaza Apartments                    Senior Housing              2/14/90           150           170
Wichita, KS                                  Facility

West Shores                                  Senior Housing              12/14/90          136           166
Hot Springs, AR                              Facility

Villa Santa Barbara (2)                      Senior Housing              7/13/92           125           125
Santa Barbara, CA                            Facility

p
(1) See Note 4 to the consolidated financial statements filed with this annual report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary (generally 25% and 75%, respectively). Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding.

                             ILM SENIOR LIVING, INC.

----------------------------

         The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the facilities in the aggregate amount of $6,364,800. Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the years ended August 31, 1998 and 1997 was $894,000 and $315,000, respectively.

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

         Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc. and Smith and Company. In addition, C. David Carlson, who was a Vice President of the Company until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company.

         There are currently three Directors of the Company, none of whom are affiliates of PaineWebber or Capital. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of Company common stock.

         The terms of transactions between the Company and PaineWebber, and similar disclosures with respect to relationships of other related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

                             ILM SENIOR LIVING, INC.


Item 2. Properties
------------------


         As of August 31, 1998, the Company has interests in the eight operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 1998 along with an average for the year are presented below for each property:

                                                               Average Quarterly Occupancy
                                         --------------------------------------------------------------------------
                                                                                                        Fiscal 1998
                                         11/30/97        2/28/98          5/31/98         8/31/98         Average
Independence Village
of Winston-Salem                           96%             95%              94%             92%             94%

Independence Village
of East Lansing                            93%             95%              94%             94%             94%

Independence Village of Raleigh            96%             97%              98%             96%             97%

Independence Village of Peoria             99%             99%              98%             99%             99%

Crown Pointe Apartments                    98%             99%              98%             96%             98%

Sedgwick Plaza Apartments                  91%             90%              89%             91%             90%

West Shores                                95%             93%              98%             97%             96%

Villa Santa Barbara                        96%             97%              95%             96%             96%

                             ILM SENIOR LIVING, INC.


Item 3. Legal Proceedings
-------------------------


Termination of Management Contract with AHC
-------------------------------------------

         On July 29, 1996, Lease I and ILM Holding (collectively for this Item 3, the "Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i),
(iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. The Company had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee was deemed payable by the court and in the event that Lease I failed to perform pursuant to its obligations under the management agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                             ILM SENIOR LIVING, INC.

-------------------------------------

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors feels that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

         Due to the Order, $1,000,000 had been recorded as a liability by Lease I and Lease II at the end of fiscal year 1997. At August 31, 1997, a provision of $600,000 for the liability which might have resulted to the Company had been recorded in the financial statements of Lease I, with the remaining $400,000 provision recorded by Lease II. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998 with an additional $375,000 recorded on the financial statements of Lease I and the remaining $250,000 recorded on the financial statements of Lease II. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

Other Litigation
----------------

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

         Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring the Company as a whole. The Board doubts that such a cause of action could be alleged and continues to believe that this lawsuit is meritless. The Board has directed outside counsel to continue vigorously contesting the action.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         At the Annual Meeting of Shareholders held on July 28, 1998, J. William Sharman, Jr., Jeffry R. Dwyer and Carl J. Schramm were elected to serve as Directors of the Company until the 1999 Annual Meeting and designation of Ernst & Young LLP as auditors for the fiscal year ending August 31, 1998, was ratified. J. William Sharman, Jr., and Jeffry R. Dwyer have served as Directors since ILM Senior Living, Inc.'s inception. Carl J. Schramm has served as a Director since December 1996.

                             ILM SENIOR LIVING, INC.


                                     PART II
                                     -------


Item 5.  Market for the  Registrant's  Shares and Related  Stockholder Matters
------------------------------------------------------------------------------

         During the public offering period, which commenced on June 21, 1989 and ended on July 21, 1989, the selling price of the shares of common stock was $10 per share. At August 31, 1998, there were 4,719 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1998.

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

                             ILM SENIOR LIVING, INC.


Item 6. Selected Financial Data
-------------------------------


                             ILM Senior Living, Inc.
         For the years ended August 31, 1998, 1997, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)

                                               1998          1997 (1)        1996               1995           1994
                                               ----          --------        ----               ----           ----
Revenues                                    $  7,320        $  6,805       $    129          $    174       $     85

Operating income (loss)                     $  4,723        $  3,834       $   (641)         $   (954)      $   (918)

Equity in income from properties
securing mortgage loans                            -               -       $  4,756          $  5,053       $  3,822

Net income                                  $  4,723        $  3,834       $  4,115          $  4,099       $  2,904
                                            ========        ========       ========          ========       ========


Earnings per share of common stock          $   0.63        $   0.51       $   0.55          $   0.54       $   0.39
                                            ========        ========       ========          ========       ========

Cash dividends paid
per share of common stock                   $   0.79        $   0.74       $   0.70          $   0.71       $   0.40
                                            ========        ========       ========          ========       ========

Total assets                                $ 38,910        $ 40,033       $ 41,451          $ 43,489       $ 43,580

Shares outstanding                         7,520,100       7,520,100      7,520,100         7,520,100      7,520,100

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

                             ILM SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------


Liquidity and Capital Resources

         The Company offered shares of its common stock to the public from June 21, 1989 to July 21, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $75,201,000 were received by the Company (including $201,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $62.8 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by Senior Housing Facilities located in seven different states. All of the loans made by the Company were originally with AHC. As previously reported, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the properties was transferred from AHC to certain designated affiliates of the Company which were only majority owned by the Company. Subsequently, these affiliates were merged into ILM Holding which is majority owned by the Company. ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the Agreement. As discussed further below, the Agreement with AHC was terminated in July 1996.

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

         The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800 per year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal years 1998 and 1997 was $894,000 and $315,000, respectively.

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

                             ILM SENIOR LIVING, INC.


Item 7.  Management's  Discussion  and Analysis of Financial  Condition
         and Results of Operations (continued)
--------------------------------------------------------------------------------

         The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes effective for calendar year 1996. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative Preferred Stock issued to the Company (the "Preferred Stock"). The number of authorized shares of Preferred Stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statements of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998, on the Preferred Stock in ILM Holding totaled $14,000.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within two years, the properties may not be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014, absent amendment of the Company's Articles of Incorporation. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million.

         The Company and Lease I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions, and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                             ILM SENIOR LIVING, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
------------------------------------------------------------------------

         ILM Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1, through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. Since ILM Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal years 1998 and 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

         Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 1998. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Facilities.

         Lease I retained Capital to be the property manager of its Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living, Inc., an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. The Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                             ILM SENIOR LIVING, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-------------------------------------------------------------------

         The eight properties in which the Company has invested averaged 96% occupancy for the year ended August 31, 1998. The road adjacent to the Raleigh facility is being improved, and the County Department of Transportation requested a temporary construction easement on the property. Although the easement will not directly affect the operation of the facility, it resulted in the removal of several trees that provided a buffer between the building and the road. During fiscal year 1998, the Company reached a settlement with the County in the amount of $33,000 which will cover the cost of installing a new landscape buffer upon completion of the roadway construction.

         The Company's net operating cash flow is expected to be relatively stable and predictable due to the master lease structure. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM Holding received variable rent payments in fiscal 1998 and 1997 in the amounts of $894,000 and $315,000, respectively. As a result of the status of the Company's net operating cash flow under the current master lease arrangement, the Company increased its quarterly dividend payment from $0.1875 per share to $0.20 per share effective with the dividend paid in January 1998 for the quarter ended November 30, 1997. Subsequent to fiscal year end, the Company increased its quarterly dividend payment to $0.2125 per share effective with the dividend paid on October 15, 1998 for the quarter ended August 31, 1998. As noted above, ILM Holding, as lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities.

         The Company and Lease I have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Raleigh, North Carolina; East Lansing, Michigan; Omaha, Nebraska; Peoria, Illinois; and Hot Springs, Arkansas. As part of this expansion program, approximately two acres of land located adjacent to the East Lansing facility and approximately two and one-half acres of land located adjacent to the Omaha facility were acquired in the first quarter of fiscal year 1998 for approximately $200,000 and $265,000, respectively. Also included in Land on the accompanying consolidated balance sheet are significant costs incurred at existing facilities for possible future expansions. In addition, an agreement was obtained to purchase approximately five acres of land located adjacent to the Peoria facility for approximately $600,000. The Hot Springs facility includes a vacant parcel of approximately two acres, which could accommodate an expansion of the existing facility or the construction of a new freestanding facility. Preliminary feasibility evaluations have been completed for all of these potential expansions except Peoria and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

         Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital. The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

         At August 31, 1998, the Company had cash and cash equivalents of $2,264,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by the Company's consolidated affiliate for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease

                             ILM SENIOR LIVING, INC.

Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations (continued)
---------------------------------------------------------------------

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

         While the Company has potential liabilities pending due to ongoing litigation against the Company, the eventual outcome of this litigation cannot presently be determined. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

         The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Result of Operations

1998 Compared to 1997
---------------------

         Net income increased $889,000 for fiscal year 1998 compared to 1997. Total revenue was $7,320,000 representing an increase in revenue of $515,000 over the prior year. Rental and other income increased by $579,000 from $6,643,000 to $7,222,000 as a result of increased rental income earned pursuant to the terms of the master lease agreement. Interest income decreased $64,000 as a result of a decrease in the average balances of cash and cash equivalents in 1998 versus 1997. Total expenses decreased $374,000 when compared to 1997. General and administrative expenses decreased $572,000 due, in part, to reductions in advisory fees, reimbursable costs and ILM Holding restructuring costs of the prior year. This decrease in expenses was offset by a $229,000 increase in professional fees associated with restructuring advice provided by the independent investment banking firm and increased legal fees as well as a $34,000 increase in Director's compensation as a result of more frequent Board of Directors meetings.

1997 Compared to 1996
---------------------

         Net income decreased by $281,000 for fiscal 1997 compared to 1996. Revenue increased by $6,676,000 of which $6,643,000 was due to the consolidation of ILM Holding in 1997 including an improvement in master lease rentals of $315,000 from the property leases owing to improved overall occupancies and revenues of the lessee and the inclusion of variable rent payments for the year ended August 31, 1997. Interest income increased $33,000 as a result of an increase in the average balances of cash and cash equivalents in 1997 versus 1996. General and administrative and professional fee expenses increased $653,000 of which $469,000 of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM Holding, increased expenses associated with higher legal expenses and the expense of restructuring studies carried out by the independent investment banking firm. The remaining $184,000 increase in general and administrative and professional fee expenses is due to the consolidation of ILM Holding in 1997 which includes $116,000 associated with the charitable contribution in ILM Holding's Preferred Stock. Director compensation also increased in the current year by $58,000, due to an increase in the number of Directors and meetings. Depreciation and amortization expense increased $1,508,000 due to the consolidation of ILM Holding in 1997. Equity in income properties securing mortgage loans decreased by $4,756,000 as a result of the consolidation of ILM Holding in 1997. Equity in income properties securing mortgage loans decreased by $4,756,000 as a result of the consolidation of ILM Holding in 1997.

                             ILM SENIOR LIVING, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
-----------------------------------------------------------------------

Inflation
---------

         The Company completed its ninth full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------
         None.

                             ILM SENIOR LIVING, INC.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         There are currently three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares. The Directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as Directors.

         (a) and (b) the names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

         Name                         Office                                          Age      Dates of Office
         ----                         ------                                          ---      ---------------
         J. William Sharman, Jr.      President and Director                          58       6/9/89 **-present
         Jeffry R. Dwyer              Secretary and Director                          52       6/9/89*-present
         Carl J. Schramm              Director                                        52       12/5/96-present

         Lawrence A. Cohen            President, CEO and Director                     45       5/15/91-7/28/98
         Julien G. Redele             Director                                        63       12/5/96-7/28/98

          *The date of incorporation of the Company.
          **The date of incorporation of the Company as Director; 7/28/98 as President.

          (c) There is no family relationship among any of the current Directors or Officers. All of the current Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

          (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         J. William Sharman, Jr. has served as a Director of the Company since its inception in 1989 and was appointed President, succeeding Mr. Cohen, on July 28, 1998. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company, Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM II, and Director of Lease I and Lease II. He has a Bachelor of Science degree from the University of Notre Dame.

         Jeffry R. Dwyer has served as Secretary and a Director of the Company since its inception in 1989. Mr. Dwyer has been a shareholder of the law firm of Greenberg Traurig since June 1997. In May 1997, Greenberg Traurig began acting as Counsel to the Company and its affiliates. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM II, Lease I and Lease
II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


                                     III-1

                             ILM SENIOR LIVING, INC.

-----------------------------------------------------------------------

         Carl J. Schramm was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., the Rochdale Insurance Group, Health Process Management and Post Acute Care, L.L.C. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University. Mr. Schramm also presently serves as a Director of ILM II.

         Lawrence A. Cohen served as President, Chief Executive Officer and Director of the Company from 1991 until July 28, 1998. In November 1996, he also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which is the company that was contracted by Lease I in July 1996 to perform property management services for the Senior Housing Facilities in which the Company has invested. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen had also been a Director of Lease I and Lease II and President, Chief Executive Officer and Director of ILM II until July 28, 1998. Mr. Cohen received his LL.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

         Julien G. Redele was a Director of the Company until July 28, 1998. He had been appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Redele is one of the original founders of SFRE, Inc., a Dutch-owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele now serves as President and Director of Lease I and Lease II and as Vice President and Director of ILM Holding and ILM II Holding.

         (e) None of the current Directors and Officers were involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer except for the Feldman litigation as explained in Item 3.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1998, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.

Item 11. Executive Compensation
-------------------------------

         The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives


                                     III-2

                             ILM SENIOR LIVING, INC.

-------------------------------------------

compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former Officers of the Company who were also Officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies the former Officers resigned effective the same date, therefore, no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from Capital Senior Living Corporation, an affiliate of Capital, a related party.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed, PaineWebber resigned effective as of June 18, 1997.

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

     (i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% annum. PaineWebber earned base management fees totaling $0, $70,000 and $88,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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


                                     III-3

                             ILM SENIOR LIVING, INC.

-------------------------------------------------------------------

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

         PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 is $0, $155,000 and $142,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $0, $9,000 and $6,000 (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1998, 1997 and 1996, respectively.

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

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Capital earned property management fees from Lease I of $919,000 and $841,000 for the years ended August 31, 1998 and 1997, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the


                                     III-4

                             ILM SENIOR LIVING, INC.

-------------------------------------------------------------------
California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $212,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. Greenberg Traurig earned fees from the Company of $214,000 and $46,000 for the years ended August 31, 1998 and 1997, respectively.


                                     III-5

                             ILM SENIOR LIVING, INC.

                                     PART IV
                                     -------


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
-----------------------------------------------------------------------------

              (a) The following documents are filed as part of this report:

              (1) and (2)  Financial Statements and Schedules:
                           -----------------------------------

                           The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

              (3)          Exhibits:

                           The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

              (b) The Company filed a Current Report on Form 8-K dated August
                  21, 1998 reporting the Company's settlement of the AHC litigation.

                  On June 4, 1998, an unsolicited tender offer was filed on
                  Schedule 14D-1 to purchase up to 700,000 outstanding shares of the Company's common stock representing approximately 9.3% of the outstanding shares.

                  On June 17, 1998, the Company filed a response to the unsolicited tender offer on Schedule 14D-9 which response was amended on July 7, 1998 stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders.

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

                             ILM SENIOR LIVING, INC.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ILM SENIOR LIVING, INC.



                                                 By: /s/ J. William Sharman, Jr.
                                                     ---------------------------
                                                     J. William Sharman, Jr.
                                                     President

Dated: December 28, 1998
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By: /s/  J. William Sharman, Jr.                        Date: December 28, 1998
    ----------------------------                              -----------------
     J. William Sharman, Jr.
     Director


By:  /s/  Jeffrey R. Dwyer                              Date: December 28, 1998
     ---------------------------                              -----------------
     Jeffry R. Dwyer
     Director


By:  /s/  Carl J. Schramm                               Date: January 3, 1999
     ---------------------------                              -----------------
     Carl J. Schramm
     Director

                             ILM SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                             ILM SENIOR LIVING, INC.


                                INDEX TO EXHIBITS

                                                                                    Page Number in the Report
Exhibit No.                               Description of Document                   or Other Reference
-------------------------------------     --------------------------------------    -----------------------------------
(3) and (4)                               Prospectus of the Registrant dated        Filed  with the Commission
                                          June 9, 1989, as supplemented.            pursuant to Rule 424(c) and
                                                                                    incorporated herein by reference.

(10)                                      Material contracts previously filed       Filed with the Commission
                                          as exhibits to registration               pursuant to Section 13 or 15(d)
                                          statements and amendments  thereto of     of the Securities Exchange Act of
                                          the registrant together with all          1934 and incorporated herein by
                                          such contracts filed as exhibits of       reference.
                                          previously filed Forms 8-K and Forms
                                          10-K are hereby incorporated herein
                                          by reference.

                                          Contracts regarding retention by          Filed as Exhibits 1 and 2 to the
                                          ILM I Lease Corporation of Capital        Current Report on Form 8-K dated
                                          Senior Management 2, Inc., as             July 18, 1996 and incorporated herein
                                          property manager.                         by reference.

(13)                                      Annual Reports to Stockholders            No Annual Report for the year
                                                                                    ended August 31, 1998 has been
                                                                                    sent to the Stockholders. An
                                                                                    Annual Report will be sent to the
                                                                                    Stockholders subsequent to this
                                                                                    filing.

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

                             ILM SENIOR LIVING, INC.


                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                             ILM SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                       Reference
                                                                                       ---------
ILM Senior Living, Inc.:

     Report of Independent Auditors                                                       F-2

     Consolidated Balance Sheets as of August 31, 1998 and 1997                           F-3

     Consolidated Statements of Income for the years ended August 31,
     1998, 1997 and 1996                                                                  F-4

     Consolidated Statements of Changes in Shareholders' Equity for
     the years ended August 31, 1998, 1997 and 1996                                       F-5

     Consolidated Statements of Cash Flows for the years ended August
     31, 1998, 1997 and 1996                                                              F-6

     Notes to Consolidated Financial Statements                                           F-7

ILM Holding, Inc.:

     Report of Independent Auditors                                                      F-20

     Balance Sheet as of August 31, 1996                                                 F-21

     Statements of Operations for the year ended August 31, 1996                         F-22

     Statements of Changes in Shareholders' Equity for the year ended
       August 31, 1996                                                                   F-23

     Statements of Cash Flows for the year ended August 31, 1996                         F-24

     Notes to Financial Statements                                                       F-25

Schedule:

     Schedule III - Real Estate and Accumulated Depreciation                             F-33


         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM Senior Living, Inc.:

     We have audited the accompanying consolidated balance sheets of ILM Senior Living, Inc. and subsidiary as of August 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM Senior Living, Inc. and subsidiary at August 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                               ERNST & YOUNG LLP


Dallas, Texas
October 13, 1998

                           ILM SENIOR LIVING, INC.


                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                 ASSETS
                                 ------
                                                                                        1998                 1997
                                                                                      --------             --------
Operating investment properties, at cost:
   Land                                                                               $  4,768             $  3,792
   Building and improvements                                                            38,166               38,147
   Furniture, fixtures and equipment                                                     4,948                4,948
                                                                                      --------             --------
                                                                                        47,882               46,887
   Less: accumulated depreciation                                                      (12,131)             (10,844)
                                                                                      --------             --------
                                                                                        35,751               36,043

Real estate investments:
   Unamortized mortgage fees                                                             2,256                2,256
   Less:  accumulated amortization                                                      (1,938)              (1,712)
                                                                                      --------             --------
                                                                                           318                  544

Loan origination fees                                                                      102                    -

Cash and cash equivalents                                                                2,264                3,136
Accounts receivable - related party                                                        336                  116
Prepaid expenses and other assets                                                           90                  108
Deferred rent receivable                                                                    49                   86
                                                                                      --------             --------
                                                                                      $ 38,910             $ 40,033
                                                                                      ========             ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Accounts payable - related party                                                      $      -             $     93

Accounts payable and accrued expenses                                                      326                  166
                                                                                      --------             --------
                                                                                           326                  259


Preferred shareholders'
   minority interest in consolidated subsidiary                                            125                  116
                                                                                      --------             --------
               Total liabilities                                                           451                  375

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized,
     7,520,100 shares issued and outstanding                                                75                   75
   Additional paid-in capital                                                           65,711               65,711
   Accumulated deficit                                                                 (27,327)             (26,128)
                                                                                      --------             --------
         Total shareholders' equity                                                     38,459               39,658
                                                                                      ========             ========
                                                                                      $ 38,910             $ 40,033
                                                                                      ========             ========

                        See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended August 31, 1998, 1997, and 1996
                  (Dollars in thousands, except per share data)


                                                                        1998              1997                1996
                                                                      ---------         ----------          ----------
Revenues:
   Rental and other income                                              $7,222             $6,643              $    -
   Interest income earned on cash equivalents                               98                162                 129
                                                                        ------             ------              ------
                                                                         7,320              6,805                 129

Expenses:
   Depreciation                                                          1,287              1,282                   -
   Amortization                                                            226                226                   -
   Management fees                                                           -                 70                  88
   General and administrative                                              294                866                 343
   Professional fees                                                       674                445                 315
   Director compensation                                                   116                 82                  24
                                                                        ------             ------              ------
                                                                         2,597              2,971                 770
                                                                        ------             ------              ------

Operating income (loss)                                                  4,723              3,834                (641)

Equity in income of properties securing mortgage loans                       -                  -               4,756
                                                                        ------             ------              ------

Net income                                                              $4,723             $3,834              $4,115
                                                                        ======             ======              ======

Earnings per share of common stock                                       $0.63              $0.51               $0.55
                                                                         =====              =====               =====

Cash dividends paid per share of common stock                            $0.79              $0.74               $0.70
                                                                         =====              =====               =====


     The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during the year.



                           See accompanying notes.

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)



                                              Common Stock
                                             $.01 Par Value                Additional
                                      ------------------------------        Paid-in           Accumulated
                                        Shares            Amount            Capital             Deficit              Total
                                      ------------      ------------      -------------      ---------------      ------------

Shareholders' equity at
August 31, 1995                       7,520,100             $75              $65,711            $(22,569)           $43,217

Cash dividends paid                           -               -                    -              (5,264)            (5,264)

Distribution of stock in ILM Lease
Corporation                                   -               -                    -                (700)              (700)

Net income                                                    -                    -               4,115              4,115
                                      ---------           -----           ----------          ----------          ---------
                                              -

Shareholders' equity at August 31,
1996                                  7,520,100              75               65,711             (24,418)            41,368

Cash dividends paid                           -               -                    -              (5,544)            (5,544)

Net income                                    -               -                    -               3,834              3,834
                                      ---------           -----           ----------           ---------           --------

Shareholders' equity at August 31,
1997                                  7,520,100              75               65,711             (26,128)            39,658

Cash dividends paid                           -               -                    -              (5,922)            (5,922)

Net income                                    -               -                    -               4,723              4,723
                                      ---------           -----           ----------          ----------          ---------

Shareholders' equity at
August 31, 1998                       7,520,100             $75              $65,711            $(27,327)           $38,459
                                      =========             ===              =======            =========           =======




                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the years ended
                         August 31, 1998, 1997, and 1996
                                 (In thousands)


                                                                 1998              1997             1996
                                                              ------------      -----------      ------------

Cash flows from operating activities:
   Net income                                                   $ 4,723           $ 3,834          $ 4,115
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Equity in income of properties securing mortgage
         loans                                                        -                 -           (4,756)
       Depreciation and amortization                              1,513             1,508                -
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                        9               116                -
       Changes in assets and liabilities:
         Interest and other receivables                               -               397             (178)
         Accounts receivable - related party                       (220)              232                -
         Prepaid expenses and other assets                           18               (97)               1
         Deferred rent receivable                                    37                37                -
         Accounts payable - related party                           (93)               71             (122)
         Accounts payable and accrued expenses                      160               105
                                                               --------          --------
                                                                                                       (67)
                                                                                                  --------
              Net cash provided by (used in) operating
                activities                                        6,147             6,203           (1,007)
                                                               --------          --------         --------


Cash flows (used in) from investing activities:
   Initial investment in ILM I Lease Corporation                      -                 -             (700)
   Additional fundings of construction loans                          -                 -             (106)
   Contractual payments received on mortgage loans                    -                 -            6,122
   ILM Holding acquired cash balance                                  -               400                -
   Additions to operating investment properties                    (995)             (533)               -
                                                               --------          --------         --------
              Net cash (used in) provided by investing
                activities                                         (995)             (133)           5,316
                                                               --------          --------         --------

Cash flows used in financing activities:
   Loan origination fees                                           (102)                -                -
   Cash dividends paid to shareholders                           (5,922)           (5,544)          (5,264)
                                                               --------          --------         --------
              Net cash used in financing activities              (6,024)           (5,544)          (5,264)
                                                               --------          --------         --------

Net increase (decrease) in cash and cash equivalents               (872)              526             (955)

Cash and cash equivalents, beginning of year                      3,136             2,610            3,565
                                                               --------          --------         --------

Cash and cash equivalents, end of year                          $ 2,264           $ 3,136          $ 2,610
                                                               ========          ========         ========

Cash paid for state income taxes                                $    13           $     -          $     3
                                                               ========          ========         ========



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements

1.  Nature of Operations, Restructuring, and Basis of Presentation

          ILM Senior Living, Inc. (the "Company"), formerly PaineWebber Independent Living Mortgage Fund, Inc., was organized as a corporation on March 6, 1989 under the laws of the State of Virginia. On June 21, 1989 the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus, as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653) (the "Prospectus"). The public offering terminated on July 21, 1989 with a total of 7,520,100 shares issued. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

          The Company entered into an exclusivity agreement, as amended, with AHC and its parent company, Angeles Corporation ("Angeles"), which required AHC to provide the Company with certain specific opportunities to finance senior housing facilities and set forth the terms and conditions of the loans which were made. The loan documents under the aforementioned exclusivity agreement called for interest to be paid on construction loans at the rate of 13% per annum during the construction period and for base interest to be paid on the permanent loans at the rate of 10% per annum. In addition to the base interest, additional interest was to be paid on the permanent loans in an amount equal to 10% of the gross revenues of the Senior Housing Facilities, as defined. Under the terms of the amended exclusivity agreement, additional interest was to be no less than 3% of the aggregate principal amount of all permanent loans outstanding for the entire term of the investments. In the aggregate, the properties securing loans from the Company did not generate sufficient cash flow to cover the debt service payments owed to the Company under the amended terms of the exclusivity agreement. To the extent that the properties did not generate sufficient cash flow to make the full payments due under the loan documents, the shortfall was funded by AHC through December 1992. The source of cash to make up these shortfalls was from specified deficit reserve accounts, which had been funded from the proceeds of the mortgage loans, and from contributions by Angeles.

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

1.   Nature of  Operations,  Restructuring,  and Basis of  Presentation
     (continued)

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

          The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of nonvoting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock will accrue at a rate of 8% per annum on the original $1,000 liquidation preference and will be cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the preferred stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense on the accompanying income statement for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1998 and 1997 on the preferred stock in ILM Holding totaled approximately $14,000 and $5,000, respectively.

     As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note
     2). As discussed further in Note 4, on September 12, 1994, the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. On September 1, 1995, after the Company received the required regulatory approval, the Company distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. The Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see Note 4 for a description of the master lease agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

1.  Nature of  Operations,  Restructuring,  and Basis of  Presentation
    (continued)

          At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination date.

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

          The Company and Lease I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions, and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of the Company by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.   Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended August 31, 1998. Actual results could differ from the estimates and assumptions used.

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

     Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM Holding, which provided the Company with 100% majority voting control, for $46,000 which is included in general and administrative expense for the year ended August 31, 1997. Accordingly, the accounts of ILM Holding have been consolidated with those of the Company as though this controlling interest had been acquired at September 1, 1996. The accompanying financial statements for fiscal year 1996 account for the Company's investment in ILM Holding using the equity method. Under the equity method, the Company's investment in ILM Holding is carried at cost, including the face amount of the mortgage loans, adjusted for the Company's share of ILM Holding's earnings, losses, and distributions.

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.   Use of Estimates and Summary of  Significant  Accounting  Policies
     (continued)

     The assumption of ownership of the properties through ILM Holding, which was a regular C corporation for tax purposes at the time of assumption, resulted in a possible future tax liability which would be payable upon the ultimate sale of the properties (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held by a C corporation. The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes effective for calendar year 1996. Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within two years, the properties might not be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. Based on management's estimate of the increase in the values of the properties which occurred between April 1994 and January 1, 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million.

     The Company's consolidated subsidiary, ILM Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM Holding is likely to be able to use these losses to offset future tax liabilities. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

     The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1998, 1997 and 1996 were ordinary taxable dividends.

C.   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

D.   OPERATING INVESTMENT PROPERTIES

     Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1998 or 1997. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

     The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1998.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

2.   Use of  Estimates  and  Summary  of  Significant  Accounting  Policies
     (continued)

     Loan placement fees of $2,256,000 were incurred by the Company at its formation and these fees are included in the accompanying balance sheet. Accumulated amortization at August 31, 1998 and 1997, is $1,937,000 and $1,712,000, respectively. Loan origination fees relating to the construction loan financing (see Note 6.) will be amortized on the straight-line method.

E.   RENTAL REVENUES

     In fiscal years 1998 and 1997, rental revenues consist of payments due from Lease I under the terms of the master lease described in Note 4. Base rental income under the master lease is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1998 and 1997 represents the difference between rental income on a straight-line basis and rental income received under the terms of the master lease.

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

G.   NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information all effective for fiscal 1998. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. The Company does not believe adoption of these new Statements will have a material impact on its financial statements.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

3.       Related Party Transactions

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

     (i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% annum. PaineWebber earned base management fees totaling $0, $70,000 and $88,000 for the years ended August 31, 1998, 1997 and 1996, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

     (iii) For its administrative services with respect to all loans, PaineWebber received loan servicing fees equal to 1% of loan amounts. Loan servicing fees totaling $752,000 were earned by PaineWebber during the Company's investment acquisition period. Such fees have been capitalized and are included in the cost of the operating investment properties on the accompanying consolidated balance sheets.

     (iv) PaineWebber was entitled to receive 1% of disposition proceeds, as defined, until the shareholders received dividends of net cash equal to their adjusted capital investments, as defined, plus a 12% non-compounded annual return on their adjusted capital investments; all disposition proceeds thereafter until PaineWebber received an aggregate of 5% of disposition proceeds; and, thereafter, 5% of disposition proceeds.

         PaineWebber was reimbursed for its direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 is $0, $155,000 and $142,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

3.   Related Party Transactions (continued)

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned $0, $9,000 and $13,000, (included in general and administrative expenses) for managing the Company's cash assets during fiscal 1998, 1997 and 1996, respectively.

         Lease I has retained Capital Senior Management, 2, Inc. ("Capital") to be the property manager of the Senior Housing Facilities, and the Company has guaranteed the payment of all fees due to Capital under the terms of the management agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. Capital earned property management fees from Lease I of $919,000 and $841,000 for the years ended August 31, 1998 and 1997, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred byCapital thereafter, not to exceed $500,000. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $212,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal year 1997. Greenberg Traurig earned fees from the Company of $214,000 and $46,000 for the years ended August 31, 1998 and 1997, respectively.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

3.       Related Party Transactions (continued)

         Accounts receivable - related party at August 31, 1998 and 1997 represent amounts due from an affiliated company, Lease I, for variable rent.

         Accounts payable - related party at August 31, 1997 represents amounts owed to an affiliated company, Lease I, for property improvements made on the Company's behalf; there were no accounts payable - related party at August 31, 1998.

4.   Operating Investment Properties Subject to Master Lease

         As of August 31, 1998 the Company, through its consolidated affiliate, owned eight Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:




                                                                             Rentable     Resident        Date of
    Name                                            Location                  Units      Capacities    Investment (1)
    ----                                            --------                  -----      ----------    --------------

    Independence Village of East Lansing            East Lansing, MI             161        162        6/29/89
    Independence Village of Winston-Salem           Winston-Salem, NC            159        161        6/29/89
    Independence Village of Raleigh                 Raleigh, NC                  164        205        4/29/91
    Independence Village of Peoria                  Peoria, IL                   165        181        11/30/90
    Crown Pointe Apartments                         Omaha, NE                    135        163        2/14/90
    Sedgwick Plaza Apartments                       Wichita, KS                  150        170        2/14/90
    West Shores                                     Hot Springs, AR              136        166        12/14/90
    Villa Santa Barbara (2)                         Santa Barbara, CA            125        125        7/13/92

     (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

     (2) The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. The financial position, results of operations and cash flows include only the 25% allocable portion of the Company's interest in the Santa Barbara Facility. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding, Inc.

     The cost basis of the operating investment properties reflects amounts funded under the Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. In accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received pursuant to the guaranty agreement between the Company and AHC. As a result of this accounting treatment, the carrying values of the Company's investment had been reduced below management's estimate of the fair market value of the Senior Housing Facilities as of the effective date of the transfer of ownership. For federal income tax purposes, the investments had always been carried at the contractually stated principal balances of the participating mortgage loans. For tax purposes only, a loss was recognized by the Company in 1994 in the amount by which the stated principal balances of the loans were reduced as of the date of the transfer of ownership.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

4.   Operating Investment Properties Subject to Master Lease (continued)

         As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations under, the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period from January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. In August 1995, each of the Property Companies was merged into ILM Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. Since ILM Holding is consolidated with the Company in the accompanying financial statements for fiscal 1998 and 1997, the mortgage loans and related interest expense have been eliminated in consolidation.

         Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease I, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995, after the Company received the required regulatory approval, it distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. One share of common stock of Lease I was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease I with $700,000 from its existing cash reserves, which was an amount estimated to provide Lease I with necessary working capital. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated subsidiary, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The lessor has the right to terminate the master lease as to any property sold by the lessor as of the date of such sale. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Facility. Such variable rent is payable quarterly and is equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal years 1998 and 1997 was $894,000 and $315,000, respectively.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

4.       Operating Investment Properties Subject to Master Lease

         Condensed balance sheets as of August 31, 1998 and 1997, and condensed statements of operations for the years ended August 31, 1998 and 1997, of Lease I are as follows:

     Assets                                                            1998             1997
                                                                   ----------       -----------
     Current assets                                                $   2,225         $  1,825
     Furniture, fixtures, and equipment, net                             609              498
     Other assets                                                        364              310
                                                                   ---------         --------
                                                                   $   3,198         $  2,633
                                                                   =========         ========

     Liabilities and Shareholders' Equity
     Current liabilities                                           $   2,756         $  1,773
     Other liabilities                                                    49               86
     Shareholders' equity                                                393              774
                                                                   ---------         --------

                                                                   $  3,198          $  2,633
                                                                   =========         ========

     Statement of Operations
     Revenues                                                      $  19,294         $ 18,121

     Operating expenses                                               19,729           18,600
     Income tax expense (benefit)                                        (54)            (192)
                                                                   ---------         --------
     Net loss                                                      $    (381)        $   (287)
                                                                   =========         =========

5.   Legal Proceedings and Contingencies

     Angeles Corporation Litigation

         Angeles had guaranteed certain of the obligations of AHC under the terms of the Exclusivity Agreement described in Note 1. Under the terms of the Settlement Agreement discussed in Note 1, the Company retained a general unsecured claim against Angeles in the amount of $1,514,000 as part of the bankruptcy proceedings, but waived all other claims against Angeles, including any amounts of base and additional interest owed. In addition, the Company maintained a claim for approximately $592,000 against an affiliate of Angeles which had made a separate guaranty to the Company. On March 17, 1995, the Bankruptcy Court handling the Angeles bankruptcy proceedings approved a final settlement of the Company's outstanding claims against Angeles and its affiliates. Pursuant to the terms of this settlement, the Company received a cash payment of $1.5 million on April 14, 1995 in full satisfaction of the claims, which totaled approximately $2.1 million. This amount, net of certain related legal expenses, was recorded as a reduction in the carrying values of the operating investment properties.

     Termination of Management Contract with AHC

         On July 29, 1996, Lease I and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding Companies. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the management agreement for cause, no termination fee

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


5.   Legal Proceedings and Contingencies (continued)

     was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. The Company had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee was deemed payable by the court and in the event that Lease I failed to perform pursuant to its obligations under the management agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against the Company and ILM II in the amount of $1,000,000 (the "Orders"). The Orders did not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, Lease I and Lease II filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $227,068 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At August 31, 1998, legal expense of $519,000 in total has been either advanced or accrued in the financial statements of Lease I and Lease II for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

          On August 18, 1998, the Company and its affiliates, along with Capital and its affiliates, entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believe that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years. At August 31, 1997, a provision of $600,000 for the liability which might have resulted to the Company had been recorded in the financial statements of Lease I, with the remaining $400,000 provision recorded by Lease II. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998, with an additional $375,000 recorded in the financial statements of Lease I and the remaining $250,000

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)


5.   Legal Proceedings and Contingencies (continued)

     recorded in the financial statements of Lease II. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

     Other Litigation

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

          Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring the Company as a whole. The Board doubts that such a cause of action could be alleged and continues to believe that this lawsuit is meritless. The Board has directed outside counsel to continue vigorously contesting the action.

6.   Construction Loan Financing

         The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

7.   Subsequent Events

         On September 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1998. On October 15, 1998, a dividend of $0.2125 per share of common stock, totaling $1,598,000, will be made to the shareholders of record as of September 30, 1998.

8.   Year 2000 (Unaudited)

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders of
ILM Senior Living, Inc.

We have audited the accompanying balance sheet of ILM Holding, Inc. (the "Company"), as of August 31, 1996, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM Holding, Inc., at August 31, 1996, and the results of its operations and its cash flows for the year ended August 31, 1996, in conformity with generally accepted accounting principles.




                                                              ERNST & YOUNG LLP


Boston, Massachusetts
December 10, 1996

                                ILM HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                (Dollars in thousands, except per share amounts)

                                     ASSETS


Operating investment properties, at cost:
   Land                                                                                                $  3,352
   Building and improvements                                                                             33,105
   Furniture, fixtures and equipment                                                                      4,948
                                                                                                       ---------
                                                                                                         41,405
   Less accumulated depreciation                                                                         (3,191)
                                                                                                       ---------
                                                                                                         38,214

Cash and cash equivalents                                                                                   400
Accounts receivable - related party                                                                         348
Deferred rent receivable                                                                                    123
Other assets                                                                                                233
                                                                                                       ---------
                                                                                                        $39,318
                                                                                                       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgages payable                                                                                       $40,391
Accounts payable - related party                                                                            585
Accounts payable and accrued expenses                                                                         3
                                                                                                       ---------
         Total liabilities                                                                               40,979

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock (Series A, $1 par value, 100 shares
     authorized, issued and outstanding)                                                                      1
   Common stock ($1 par value, 10,000 shares
     authorized, issued and outstanding)                                                                     10
   Additional paid-in capital                                                                               689
   Accumulated deficit                                                                                   (2,361)
                                                                                                       ---------
         Total shareholders' equity (deficit)                                                            (1,661)
                                                                                                       ---------
                                                                                                        $39,318
                                                                                                       =========


                        See accompanying notes.

                                ILM HOLDING, INC.

                             STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)



                                                                 For the year ended
                                                                   August 31, 1996
                                                               ----------------------

                          Revenues:
                             Rental income                           $   6,328
                             Interest income earned
                               on cash equivalents                          16
                                                                  ------------
                                                                         6,344

                          Expenses:
                             Depreciation                                1,290
                             Interest                                    6,707
                             Other                                          72
                                                                  ------------
                                                                         8,069
                                                                  ------------

                          Net loss                                   $  (1,725)
                                                                     ==========

                          Loss per share of
                             common stock                            $ (172.50)
                                                                     ==========




                        See accompanying notes.

                                ILM HOLDING, INC.

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                  For the year
                              ended August 31, 1996
                    (In thousands, except per share amounts)


                                Common Stock              Preferred Stock
                               $.01 Par Value             $.01 Par Value          Additional
                           -----------------------    ------------------------     Paid-in      Accumulated
                            Shares        Amount       Shares        Amount        Capital        Deficit         Total
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------


Shareholders' equity at
August 31, 1995              10,000         10            100           $1           $689         $   (636)      $    64

Net loss                          -          -              -            -               -          (1,725)       (1,725)
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------

Shareholders' equity
(deficit) at August 31,      10,000        $10            100           $1           $689          $(2,361)      $(1,661)
1996
                           =========     =========    ==========    ==========    ==========    =============    =========




                        See accompanying notes.

                                ILM HOLDING, INC.

                             STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                                For the year ended
                                                                                  August 31, 1996
                                                                             ------------------------

                 Operating activities:
                    Net loss                                                       $(1,725)
                    Adjustments to reconcile net income to net cash used
                      in operating activities:
                        Depreciation                                                 1,290
                        Changes in operating assets and liabilities:
                          Interest and other receivables                                11
                          Accounts receivable - related party                         (348)
                          Deferred rent receivable                                    (123)
                          Other assets                                                 112
                          Accounts payable - related party                             274
                          Accounts payable and accrued liabilities                    (521)
                                                                                  ---------
                    Total adjustments                                                  695
                                                                                  ---------
                    Net cash used in operating activities                           (1,030)
                                                                                  ---------

                 Investing activities:
                    Investment in properties                                          (181)
                                                                                  ---------
                    Net cash used for investing activities                            (181)
                                                                                  ---------

                 Financing activities:
                    Borrowings under mortgage notes                                    106
                                                                                  ---------
                    Net cash provided by financing activities                          106
                                                                                  ---------

                 Net decrease in cash and cash equivalents
                     at end of period                                               (1,105)
                 Cash and cash equivalents at beginning of year                      1,505
                                                                                 ---------
                 Cash and cash equivalents at end of year                        $     400
                                                                                 =========

                              ILM HOLDING, INC.
                        Notes to Financial Statements

                               August 31, 1996

1. Nature of Operations and Basis of Presentation

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

During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to ILM I on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on ILM I's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. ILM I retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between ILM I, AHC and Angeles was reached whereby ownership of the properties would be transferred from AHC to ILM I or its designated affiliates. Under the terms of the Settlement Agreement, ILM I released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with ILM I (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between ILM I and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. (the "Company"), a Virginia corporation. In August 1995, each of the Property Companies merged into the Company. As a result, ownership of the Senior Housing Facilities is now held by the Company, and the Property Companies no longer exists as separate legal entities. The capital stock of the Company is owned by ILM and PWP Holding, Inc. ("PWP Holding"), a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). PWPI is a wholly owned subsidiary of PaineWebber Incorporated, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

                              ILM HOLDING, INC.
                        Notes to Financial Statements

1.   Nature of Operations and Basis of Presentation (continued)

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

2.   Use of Estimates and Summary of Significant Accounting Policies

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1996 and 1995 and revenues and expenses for the year ended August 31, 1996. Actual results could differ from the estimates and assumptions used.

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

                              ILM HOLDING, INC.
                        Notes to Financial Statements

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

E.   OPERATING INVESTMENT PROPERTIES

     Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1996. Depreciation expense is provided on a straight-line basis using an estimated useful life of 40 years for the buildings and improvements and five years for the furniture, fixtures and equipment.

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

                              ILM HOLDING, INC.
                        Notes to Financial Statements

3.   The Advisory Agreement and Related Party Transactions

     Subject to the supervision of the ILM I's Board of Directors, the business of ILM I and the Company is managed by PaineWebber ILM Advisor, L.P. (the "Advisor"), a limited partnership comprised of ILM REIT Advisor, Inc., a Virginia corporation, and Properties Associates, L.P. ("PA"), a Virginia limited partnership. ILM REIT Advisor, Inc. is a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). In addition, the limited partners and holders of assignee interest of PA are or have been officers of PWPI. PWPI is a wholly owned subsidiary of PaineWebber Incorporated ("PWI"). PWI is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Advisor and its affiliates received fees and compensation determined on an agreed-upon basis in consideration of various services performed in connection with the sale of the shares, the management of ILM I and the Company, and the acquisition, management and disposition of ILM I's investments.

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

                              ILM HOLDING, INC.
                        Notes to Financial Statements

4.   Operating Properties (continued)

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

                              ILM HOLDING, INC.
                        Notes to Financial Statements

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

  The following loans were outstanding at August 31, 1996:

                                                                                August 31,         Date of
Property Pledged as Collateral                                                     1996             Loan

Independence Village of East Lansing, MI                                     $   8,950,000         6/29/89

Independence Village of Winston-Salem, NC                                        5,750,000         6/29/89

Independence Village of Raleigh, NC                                              8,350,000         4/29/91

Independence Village of Peoria, IL                                               8,350,000        11/30/90

Crown Pointe Apartments, Omaha, NE                                               8,200,000         2/14/90

Sedgwick Plaza Apartments, Wichita, KS                                           8,350,000         2/14/90

West Shores, Hot Springs, AR                                                     5,350,000        12/14/90

Villa Santa Barbara, Santa Barbara, CA                                           1,698,000         7/13/92
                                                                             --------------

                                                                                54,998,000
Less discount                                                                  (14,607,000)
                                                                            ---------------
                                                                             $  40,391,000
                                                                            ===============

A discount was recorded on the long-term debt in the amount by which the modified principal amount of the loans exceeded the historical cost basis of the properties at the time of the Transfers.

6.   Shareholders' Equity

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

                              ILM HOLDING, INC.
                        Notes to Financial Statements

7.   Lease Arrangements

Beginning September 1, 1995, the Senior Housing Facilities were leased to ILM I Lease Corporation under a master lease agreement. The master lease agreement is initially between the Company, as owner of the properties and Lessor, and ILM I Lease Corporation as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Company, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property), ILM I Lease Corporation is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $5,886,000 for calendar year 1995 (prorated based on the lease commencement date) and $6,364,800 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, ILM I Lease Corporation will also be obligated to pay variable rent for each Senior Housing Facility. Such variable rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000.

A condensed balance sheet as of August 31, 1996 and summary of operations for the year then ended of ILM I Lease Corporation are as follows:

                                 Assets

Current assets                                                                     $2,529
Furniture, fixtures and equipment                                                     242
Other non-current assets                                                               26
                                                                                -----------
                                                                                   $2,797
                                                                                ===========

                  Liabilities and Shareholders' Equity

Current liabilities                                                                $1,613
Other non-current liabilities                                                         123
Shareholders' equity                                                                1,061
                                                                                -----------
                                                                                   $2,797
                                                                                ===========

                         Summary of Operations

Revenues                                                                          $17,285

Operating expenses                                                                 16,682
Income tax expense                                                                    241
                                                                                ===========
Net income                                                                      $     362
                                                                                ===========

                              ILM HOLDING, INC.
                        Notes to Financial Statements

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

Schedule III - Real Estate and Accumulated Depreciation

                             ILM SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1998
                             (Amounts in thousands)







                                   ---------------------                       ------------------------------------------------
                                     Initial Cost to             Costs                Gross Amount at Which Carried
                                         ILM (2)              Capitalized                      At End of Year
                                   ---------------------       (Removed        ------------------------------------------------
                                                             Subsequent to)
                                                            Acquisition of
                                             Buildings &      Buildings &                Buildings &       Unamortized
Description      Encumbrances (1)   Land    Improvements   Improvements (3)     Land    Improvements(5)  Mortgage Fees (5)  Total
-----------      -------------      ----    ------------  -----------------     ----    -------------    -----------------  -----
CONGREGATE CARE FACILITIES:

East Lansing,
Michigan             $ 8,950      $  422     $  9,251        $  (2,881)       $  558       $ 6,138         $  345         $ 7,041

Winston-Salem,
North Carolina         5,750         520        8,883           (3,881)          337         4,855            336           5,528

Raleigh,
North Carolina         8,350       1,021       10,992           (3,414)        1,346         7,439            429           9,214

Peoria,
Illinois               8,350         524       10,867           (2,831)          490         7,736            408           8,634

Omaha,
Nebraska               8,200         430        8,092              521           910         8,300            305           9,515

Wichita,
Kansas                 8,350         388        5,381              174           367         5,379            207           5,953

Hot Springs,
Arkansas               5,350         290        3,187             (736)          361         2,339            125           2,825

Santa Barbara,
California             1,698         387        1,086              (63)          399           928            101           1,428
                     -------      ------     --------        ---------        ------       -------         ------         -------
                     $54,998      $3,982     $57,739         $ (13,111)       $4,768       $43,114         $2,256         $50,138
                     =======      ======     ========        =========        ======       =======         ======         =======




                                                                                    Life on
                                                                                     Which
                                                                                 Depreciation
                                                                                  in Latest
                                                                                   Income
                    Accumulated      Accumulated          Date of      Date       Statement
Description       Depreciation (5) Amortization  (5)   Construction  Acquired    is Computed
-----------       ---------------- -----------------  -------------  --------    ------------
CONGREGATE CARE FACILITIES:

East Lansing,
Michigan           $  (1,883)        $  (316)             1989      6/29/89       5-40 yrs.


Winston-Salem,
North Carolina        (1,777)           (305)             1989      6/29/89       5-40 yrs.


Raleigh,
North Carolina        (2,049)           (369)             1991      4/29/91       5-40 yrs.


Peoria,
Illinois              (2,012)           (349)             1990     11/30/90       5-40 yrs.


Omaha,
Nebraska              (1,975)           (261)             1985      2/14/90       5-40 yrs.


Wichita,
Kansas                (1,555)           (177)             1985      2/14/90       5-40 yrs.


Hot Springs,
Arkansas                (620)            (99)             1987     12/14/90       5-40 yrs.


Santa Barbara,
California              (260)            (62)             1979      7/13/92       5-40 yrs.
                   ---------         -------
                   $ (12,131)        $(1,938)
                   =========        ========


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

(4) The aggregate cost of real estate owned at August 31, 1998 for Federal income tax purposes is approximately $57,468,000.

(5) Certain numbers have been reclassified to conform to the current year's presentation.

Schedule III - Real Estate and Accumulated Depreciation

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (continued)
                                 August 31, 1998
                             (Amounts in thousands)

(5)      Reconciliation of real estate owned:


                                                                                            1998            1997            1996
                                                                                            ----            ----            ----

         Balance at beginning of period                                                   $ 49,143         $48,610       $48,428
              Acquisitions and improvements - 12 months ended 8/31/98                          995               -             -
              Acquisitions and improvements - 12 months ended 8/31/97                            -             533             -
              Acquisitions and improvements - 12 months ended 8/31/96                            -               -           182
                                                                                          --------         -------       -------
         Balance at end of period                                                          $50,138         $49,143       $48,610
                                                                                          ========         =======       =======

(6) Reconciliation of accumulated depreciation and amortization:

         Balance at beginning of period                                                   $ 12,556         $11,048      $  9,532
              Depreciation  and  amortization  expense - 12 months ended 8/31/98             1,513               -             -
              Depreciation  and  amortization  expense - 12 months ended 8/31/97                 -           1,508             -
              Depreciation  and  amortization  expense - 12 months ended 8/31/96                 -               -         1,516
                                                                                          --------         -------       -------
         Balance at end of period                                                          $14,069         $12,556       $11,048
                                                                                          ========         =======       =======