Form 10-Q
period 1998-11-30
ILM SENIOR LIVING INC /VA
filed 1999-02-02
CIK 847414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998
                                             -----------------
                                       OR

     __       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249
                                                 -------

                             ILM SENIOR LIVING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



       Virginia                                                 04-3042283
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                        22102
--------------------------------------------------------------------------------
  (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                             -------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     ------------------------
       None                                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                      Shares Of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No X

Shares of common stock outstanding as of November 30, 1998:  7,520,100.


================================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX


Part I.  Financial Information                                                                               Page
                                                                                                             ----
         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  November 30, 1998 (Unaudited) and August 31, 1998............................................4

                  Consolidated Statements of Income
                  For the three-month periods ended November 30, 1998 and 1997 (Unaudited).....................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................6

                  Consolidated Statements of Cash Flows
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....15-17

Part II.  Other Information

         Item 5.  Other Information...........................................................................18

         Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures....................................................................................................19


                             ILM SENIOR LIVING, INC


Part I.  Financial Information
------------------------------

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1998 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)



                                     ASSETS
                                     ------

                                                                November 30, 1998             August 31, 1998
                                                                -----------------             ---------------
Operating investment properties, at cost:
   Land                                                            $   4,797                     $   4,768
   Building and improvements                                          38,166                        38,166
   Furniture, fixtures and equipment                                   4,948                         4,948
                                                                   ---------                     ---------
                                                                      47,911                        47,882
   Less:  accumulated depreciation                                   (12,454)                      (12,131)
                                                                   ---------                     ---------
                                                                      35,457                        35,751


Unamortized mortgage fees                                              2,256                         2,256
Less: accumulated amortization                                        (1,993)                       (1,937)
                                                                   ---------                     ---------
                                                                         263                           319

Loan origination fees                                                    204                           102
Less:  accumulated amortization                                          (17)                           --
                                                                   ---------                     ---------
                                                                         187                           102

Cash and cash equivalents                                              2,085                         2,264
Accounts receivable - related party                                      369                           336
Prepaid expenses and other assets                                         58                            89
Deferred rent receivable                                                  40                            49
                                                                   ---------                     ---------
                                                                    $ 38,459                     $  38,910
                                                                   =========                     =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable - related party                                   $     164                     $      --
Accounts payable and accrued expenses                                    157                           326
                                                                   ---------                     ---------
                                                                         321                           326

Preferred shareholders' minority
   interest in subsidiary                                                127                           125
                                                                   ---------                     ---------
   Total liabilities                                                     448                           451


Shareholders' equity:
   Common stock, $0.01 par value,
      10,000,000 Shares authorized,
      7,520,100 shares issued and outstanding                             75                            75
   Additional paid-in capital                                         65,711                        65,711
   Accumulated deficit                                               (27,775)                      (27,327)
                                                                   ---------                     ---------
   Total shareholders' equity                                         38,011                        38,459
                                                                   ---------                     ---------
                                                                    $ 38,459                     $  38,910
                                                                   =========                     =========



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
    For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)




                                                              Three Months Ended
                                                                  November 30
                                                                  -----------
                                                               1998           1997
                                                               ----           ----

 Revenues:
   Rental and other income                                    $ 1,891         $ 1,782
   Interest income                                                 22              28
                                                              -------         -------
                                                                1,913           1,810

 Expenses:
   Depreciation expense                                           323             321
   Amortization expense                                            73              56
   General and administrative                                     127              18
   Professional fees                                              220              80
   Directors' compensation                                         20              24
                                                              -------         -------
                                                                  763             499
                                                              -------         -------

 Net income                                                   $ 1,150         $ 1,311
                                                              =======         =======


 Basic earnings per share of common stock                     $  0.15         $  0.17
                                                              =======         =======

 Cash dividends paid per share of common stock                  $0.21           $0.19
                                                                =====           =====


The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.


















                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
       For the three months ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)



                                        Common Stock
                                      $.01 Par Value         Additional
                                   --------------------        Paid-In         Accumulated
                                   Shares        Amount        Capital           Deficit           Total
                                   ------        ------        -------           -------           -----
Shareholders' equity
at August 31, 1997               7,520,100        $75           $65,711         $(26,128)          $39,658

Cash dividends paid                     --         --                --           (1,410)           (1,410)

Net income                              --         --                --            1,311             1,311
                                 ---------        ---           -------         --------           -------

Shareholders' equity
at November 30, 1997             7,520,100        $75           $65,711         $(26,227)          $39,559
                                 =========        ===           =======         ========           =======

Shareholders' equity
at August 31, 1998               7,520,100        $75           $65,711         $(27,327)          $38,459

Cash dividends paid                     --         --                --           (1,598)           (1,598)

Net income                              --         --                --            1,150             1,150
                                 ---------        ---           -------         --------           -------

Shareholders' equity
at November 30, 1998             7,520,100        $75           $65,711         $(27,775)          $38,011
                                 =========        ===           =======         ========           =======


















                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1998 and 1997 (Unaudited)
                             (Dollars in thousands)



                                                                          Three Months Ended
                                                                              November 30
                                                                              -----------
                                                                          1998              1997
                                                                          ----              ----
Cash flows from operating activities:
    Net income                                                          $  1,150          $ 1,311
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                               396              377
         Charitable contribution of subsidiary's preferred
            stock and accrued dividends of subsidiary                          2                2
         Changes in assets and liabilities:
             Accounts receivable - related party                             (33)          (1,792)
             Prepaid expenses and other assets                                31              (29)
             Deferred rent receivable                                          9                9
             Loan origination fees                                          (102)              --
             Accounts payable and accrued expenses                          (169)             116
             Accounts payable - related party                                164              476
                                                                        --------          -------
                      Net cash provided by operating activities            1,448              470
                                                                        --------          -------

Cash flows used in investing activities:
         Increase in operating investment properties                         (29)            (476)
                                                                        --------          -------
                      Net cash used in investing activities                  (29)            (476)

Cash flows used in financing activities:
         Cash dividends paid to shareholders                              (1,598)          (1,410)
                                                                        --------          -------
                      Net cash used in financing activities               (1,598)          (1,410)

Net (decrease) increase in cash and cash equivalents                        (179)           1,416

Cash and cash equivalents, beginning of period                             2,264            3,136
                                                                        --------          -------

Cash and cash equivalents, end of period                                $  2,085          $ 1,720
                                                                        ========          =======














                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

1. General
   -------

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM Senior Living, Inc.'s ("the Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1998. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

         The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1998 and August 31, 1998 and revenues and expenses for each of the three-month periods ended November 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain reclassifications have been made to prior period numbers in order to conform to the current year presentation. Operating results for the three months ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.

         The Company, formerly PaineWebber Independent Living Mortgage Fund, Inc., was organized as a corporation on March 6, 1989 under the laws of the State of Virginia. On June 21, 1989, the Company commenced a public offering of up to 10,000,000 shares of its common stock at $10 per share, pursuant to the final prospectus as amended, incorporated into a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653). The public offering terminated on July 21, 1989 with 7,520,100 shares issued. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments towards the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the State of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding settlement agreement between the Company, AHC and Angeles was reached whereby ownership of the properties was transferred from AHC to the Company or its designated affiliates. Under the terms of the settlement agreement, the Company released AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the properties owned by AHC and securing the Loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the settlement agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

 1.  General (continued)
     -------------------
     Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding, which is majority owned by the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding and the Property Companies no longer exist as separate legal entities.

         ILM Holding holds title to eight Senior Housing Facilities, which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The Company and PaineWebber originally owned the capital stock of ILM Holding. ILM Holding had issued 100 Shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

         The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. The accompanying consolidated financial statements include the operations of ILM Holding. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company. The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of November 30, 1998 on the preferred stock in ILM Holding totaled approximately $16,280.

         As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the properties in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code. As discussed further in Note 2, on September 12, 1994 the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for operating the Senior Housing Facilities. All of the shares of capital stock in Lease I were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see Note 2 for a description of the master lease agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

         All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease I. On July 29, 1996, the management agreement with AHC was terminated and Lease I retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a Management Agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I has also served as Vice Chairman and Chief Financial Officer of

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1.   General (continued)
     -------------------

     Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party.

         On January 10, 1997, at a meeting of the Company's Board of Directors, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination dates.

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

         The Company and Lease I are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, the Company is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and sale of the Company by means of cash and/or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


2.  Operating Investment Properties Subject to Master Lease
    -------------------------------------------------------

         At November 30, 1998, through its consolidated affiliate, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


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

         Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800 per year. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the three-month periods ended November 30, 1998 and 1997 was $276,000 and $200,000, respectively.

3.   Related Party Transactions
     --------------------------

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, Capital was considered a related party. For the three-month period ended November 30, 1997, Capital earned property management fees from Lease I of $242,000.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3.   Related Party Transactions (continued)
     --------------------------------------

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 1998 and 1997, Capital Senior Development, Inc. earned fees from Lease I of $0 and $96,810, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the three-month periods ended November 30, 1998 and 1997, Greenberg Traurig earned fees from the Company of $139,000 and $50,000, respectively.

         Accounts receivable - related party at November 30, 1998 and August 31, 1998 represent amounts due from an affiliated company, Lease I, principally for variable rent.

         Accounts payable - related party at November 30, 1998 of $164,000 represents an amount owed to an affiliated company, Lease I. There were no accounts payable-related party at August 31, 1998.

4.   Legal Proceedings and Contingencies
     -----------------------------------

     Termination of Management Contract with AHC
     -------------------------------------------

         On July 29, 1996, Lease I and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the Management Agreement could have been terminated without cause, and recovery of attorneys' fees and expenses.

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

         On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998, was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $228,000 as of November 30, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. As of November 30, 1998, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $611,000, although the final amount to be reimbursed to Capital has not yet been determined.

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. Lease I and Lease II agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believed that settling the AHC litigation was a prudent course of action because the settlement amount represented a small percentage of the increase in cash flow and value achieved for the Company and its affiliates over the past two years.

         On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with Lease I paying $975,000 and Lease II paying $650,000.

     Other Litigation
     ----------------

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

         Subsequent to the end of the quarter, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the Company's position that all claims relating to so-called "derivative" actions were filed improperly and were dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims, which allegedly injured shareholders without injuring the Company as a whole.

         On January 22, 1999, the Feldmann plaintiffs filed an amended complaint, again purporting to commence a class action. The Company and the Board of Directors, as well as former Director Cohen, are named as defendants. Outside counsel is reviewing the allegations of the amended complaint and the Board has not yet been advised in detail of the planned response. The Board's instructions to outside counsel to vigorously contest the action remain in place, and we anticipate that the Company, as well as the individual defendants, will seek an early opportunity to move to dismiss the action.

5.    Construction Loan Financing
      ---------------------------

     The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

6.   Year 2000
     ---------

         The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

7.   Subsequent Event
     ----------------

         On December 15, 1998, the Company's Board of Directors declared a quarterly dividend for the quarter ended November 30, 1998. On January 15, 1999, a dividend of $0.2125 per share of common stock, totaling approximately $1,598,000, was paid to Shareholders of record as of December 31, 1998.

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

    Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. As of August 31, 1995, Lease I, which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of the Company. On September 1, 1995 the Company, after receiving the required regulatory approval, distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. One share of common stock of Lease I was issued for each full share of the Company's common stock held. Prior to the distribution, the Company capitalized Lease I with $700,000 from existing cash reserves, which was an amount estimated to provide Lease I with necessary working capital.

    The master lease agreement, which commenced on September 1, 1995, is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and lessor, and Lease I as lessee. The master lease is a "triple-net" lease whereby the lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 1999, Lease I is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Beginning in January 1997 and for the remainder of the lease term, Lease I is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the three-month periods ended November 30, 1998 and 1997 was $276,000 and $200,000, respectively.

    The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of its stock in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of November 30, 1998 on the Preferred Stock in ILM Holding totaled approximately $16,280.

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

    Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within two years, the properties may not be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the properties were sold. Based on this increase of values during the time that ILM Holding was operated as a regular C corporation, a sale within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million.

    Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1998 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at November 30,1998. As a result, the Company is expected to receive the full amount that would be due under the loans upon sale of the Facilities.

    Occupancy levels for the eight properties in which the Company has invested averaged 95% and 96%, for the three-month periods ended November 30, 1998 and 1997, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the master lease structure. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

    The Company and ILM I have been pursuing the potential for future expansion to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. Approximately two acres of land located adjacent to the East Lansing facility and approximately two-and-one-half acres of land located adjacent to the Omaha facility were acquired by ILM Holding during the quarter ended November 30, 1997. In addition, an agreement

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

has been obtained by ILM Holding to purchase approximately five acres of land located adjacent to the Peoria facility. The Hot Springs facility already includes a vacant land parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

    Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate; such plans could result in the need for substantial additional capital. The Company has finalized negotiations with a major bank to provide a construction loan facility that will provide the Company with up to $24.5 million to fund the capital costs of these potential expansion programs. The construction loan facility will be secured by a first mortgage of the Company's properties and collateral assignment of the Company's leases of such properties. The loan will have a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term could be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule.

    At November 30, 1998, the Company had cash and cash equivalents of $2,085,000. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM Holding for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through master lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

Results of Operations

Three Months Ended November 30, 1998 versus Three Months Ended November 30, 1997

Net income decreased $161,000 for the first quarter ended November 30, 1998 compared to the first quarter ended November 30, 1997. Total revenue was $1,913,000 representing an increase of $103,000, or 5.7%, compared to the same period of the prior year. Rental and other income increased $109,000, to $1,891,000 from $1,782,000, due to increased rental income earned pursuant to the terms of the master lease agreement and a cash settlement of $33,000 received for granting the state an easement on the Raleigh property. Total expenses increased $264,000 from $499,000 at November 30, 1997, to $763,000 for the three months ended November 30, 1998 or 52.9% increase overall. This increase is primarily attributable to a combined increase in professional fees and general and administrative expense of $249,000 due to increases in Director's and Officer's insurance premiums; increased legal fees associated with the construction loan facility; and financial and advisory professionals who were engaged to assist the Company.

                             ILM SENIOR LIVING, INC.

                            PART II-OTHER INFORMATION


Item 1 through 5.  NONE
-----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:              27.  Financial Data Schedule

(b) Reports on Form 8-K:   NONE

                             ILM SENIOR LIVING, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            By:  ILM SENIOR LIVING, INC.




                                            By: /s/ J. William Sharman, Jr.
                                                --------------------------------
                                                J. William Sharman, Jr.
                                                President and Director


Dated:   January 28, 1999
         ----------------