Form 10-Q
period 1999-05-31
ILM SENIOR LIVING INC /VA
filed 1999-07-15
CIK 847414

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

        ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Virginia                                                  04-3042283
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                        22102
--------------------------------------------                 -------------------
   (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Shares of common stock outstanding as of May 31, 1999:  7,520,100.

================================================================================

                                         ILM SENIOR LIVING, INC.

                                                  INDEX

Part I.  Financial Information                                                                              PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  May 31, 1999 (Unaudited) and August 31, 1998.................................................4

                  Consolidated Statements of Income
                  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited).................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................6

                  Consolidated Statements of Cash Flows
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-14

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....15-20

Part II.  Other Information

         Item 5.  Other Information...........................................................................21

         Item 6.  Exhibits and Reports on Form 8-K............................................................21

Signatures....................................................................................................22


                             ILM SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 1999 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                               ASSETS

                                                                            May 31, 1999   August 31, 1998
                                                                            ------------   ---------------
Operating investment properties, at cost:
   Land                                                                        $  4,865       $  4,768
   Building and improvements                                                     38,166         38,166
   Furniture, fixtures and equipment                                              4,948          4,948
                                                                               --------       --------
                                                                                 47,979         47,882
   Less:  accumulated depreciation                                              (13,096)       (12,131)
                                                                               --------       --------
                                                                                 34,883         35,751

Unamortized mortgage fees                                                         2,256          2,256
Less: accumulated amortization                                                   (2,106)        (1,937)
                                                                               --------       --------
                                                                                    150            319

Loan origination fees                                                               270            102
Less:  accumulated amortization                                                     (51)          --
                                                                               --------       --------
                                                                                    219            102

Cash and cash equivalents                                                           718          2,264
Accounts receivable - related party                                                 296            336
Prepaid expenses and other assets                                                   136             89
Deferred rent receivable                                                             22             49
                                                                               --------       --------
                                                                               $ 36,424       $ 38,910
                                                                               ========       ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                          $    435       $    326

Preferred shareholders' minority
   interest in subsidiary                                                           132            125
                                                                               --------       --------
   Total liabilities                                                                567            451

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      10,000,000 shares authorized,
      7,520,100 shares issued and outstanding                                        75             75
   Additional paid-in capital                                                    65,711         65,711
   Accumulated deficit                                                          (29,929)       (27,327)
                                                                               --------       --------
   Total shareholders' equity                                                    35,857         38,459
                                                                               --------       --------
                                                                               $ 36,424       $ 38,910
                                                                               ========       ========

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                   Nine Months Ended       Three Months Ended
                                                        May 31,                 May 31,
                                                   ------------------      ------------------
                                                    1999        1998        1999        1998
                                                   ------      ------      ------      ------
REVENUES
   Rental and other income                         $5,638      $5,397      $1,877      $1,814
   Interest income                                     48          67           9          11
                                                   ------      ------      ------      ------
                                                    5,686       5,464       1,886       1,825

EXPENSES
   Depreciation expense                               965         962         322         321
   Amortization expense                               220         169          73          56
   General and administrative                         361         156         105          45
   Professional fees                                1,878         339         834         186
   Directors' compensation                             69          91          20          30
                                                   ------      ------      ------      ------
                                                    3,493       1,717       1,354         638
                                                   ------      ------      ------      ------

NET INCOME                                         $2,193      $3,747      $  532      $1,187
                                                   ======      ======      ======      ======

Basic earnings per share of common stock           $ 0.29      $ 0.50      $ 0.07      $ 0.16
                                                   ======      ======      ======      ======

Cash dividends paid per share of common stock      $ 0.64      $ 0.59      $ 0.22      $ 0.20
                                                   ======      ======      ======      ======


The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.



                            See accompanying notes.

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          For the nine months ended May 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)


                                 Common Stock
                                $.01 Par Value          Additional
                          --------------------------      Paid-In    Accumulated
                            Shares         Amount         Capital       Deficit        Total
                          ---------      -----------      -------      --------       --------
Shareholders' equity
at August 31, 1997        7,520,100      $        75      $65,711      $(26,128)      $ 39,658

Cash dividends paid            --               --           --          (4,418)        (4,418)

Net income                     --               --           --           3,747          3,747
                          ---------      -----------      -------      --------       --------

Shareholders' equity
at May 31, 1998           7,520,100      $        75      $65,711      $(26,799)      $ 38,987
                          =========      ===========      =======      ========       ========

Shareholders' equity
at August 31, 1998        7,520,100      $        75      $65,711      $(27,327)      $ 38,459

Cash dividends paid            --               --           --          (4,795)        (4,795)

Net income                     --               --           --           2,193          2,193
                          ---------      -----------      -------      --------       --------

Shareholders' equity
at May 31, 1999           7,520,100      $        75      $65,711      $(29,929)      $ 35,857
                          =========      ===========      =======      ========       ========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                                        Nine Months Ended
                                                                              May 31,
                                                                       ---------------------
                                                                         1999         1998
                                                                       -------       -------
Cash flows from operating activities:
    Net income                                                         $ 2,193       $ 3,747
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                           1,185         1,131
         Accrued dividends on subsidiary's preferred
            stock                                                            7             6
         Changes in assets and liabilities:
             Accounts receivable - related party                            40        (1,708)
             Prepaid expenses and other assets                             (47)           44
             Deferred rent receivable                                       27            28
             Accounts payable and accrued expenses                        --              32
             Accounts payable - related party                              109           112
                                                                       -------       -------
                    Net cash provided by operating activities            3,514         3,392
                                                                       -------       -------

Cash flows used in investing activities:
         Additions to operating investment properties                      (97)         (852)
                                                                       -------       -------
                           Net cash used in investing activities           (97)         (852)

Cash flows used in financing activities:
         Loan origination fees paid                                       (168)         --
         Cash dividends paid to shareholders                            (4,795)       (4,418)
                                                                       -------       -------
                            Net cash used in financing activities       (4,963)       (4,418)
                                                                       -------       -------

Net decrease in cash and cash equivalents                               (1,546)       (1,878)

Cash and cash equivalents, beginning of period                           2,264         3,136
                                                                       -------       -------

Cash and cash equivalents, end of period                               $   718       $ 1,258
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

              The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1999 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 1999, are not necessarily indicative of the results that may be expected for the year ending August 31, 1999.

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

              The Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM Holding. Cumulative dividends accrued as of May 31, 1999 on the preferred stock in ILM Holding totaled approximately $20,720.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

1.     GENERAL (CONTINUED)

              As part of the fiscal 1994 settlement agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the settlement agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock in Lease I were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see Note 2 for a description of the Facilities Lease Agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease I. On July 29, 1996, the management agreement with AHC was terminated and Lease I retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


2.     OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

              At May 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                              Year Facility     Rentable       Resident
     Name                                              Location                   Built          Units        Capacities
     ----                                              --------                   -----          ------       ----------
     Independence Village of East Lansing              East Lansing, MI            1989            161           162
     Independence Village of Winston-Salem             Winston-Salem, NC           1989            159           161
     Independence Village of Raleigh                   Raleigh, NC                 1991            164           205
     Independence Village of Peoria                    Peoria, IL                  1990            166           183
     Crown Pointe Apartments                           Omaha, NE                   1984            135           163
     Sedgwick Plaza Apartments                         Wichita, KS                 1984            150           170
     West Shores                                       Hot Springs, AR             1986            136           166
     Villa Santa Barbara (1)                           Santa Barbara, CA           1979            125           125

       (1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding. Upon the sale of the Company or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

              Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor (the "Lessor"), and Lease I as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party upon 30 days' notice to the Company. Lease I pays annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800 per year. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $859,000 and $295,000 for the nine- and three-month periods ended May 31, 1999, respectively, compared to $651,000 and $232,000 for the nine- and three-month periods ended May 31, 1998, respectively.

       RECENT DEVELOPMENTS

              On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease I would have little "going concern" value. There can be no assurance as to whether the merger will

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


       be consummated or, if consummated, as to the timing thereof. If the merger is consummated, the stockholders of the Company will receive the merger consideration of approximately $12.75 per share, which approximate amount is based, in part, upon the per-share market price of Capital Senior Living Corporation's common stock on February 5, 1999.


3.     RELATED PARTY TRANSACTIONS

              Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, PaineWebber resigned effective as of June 18, 1997.

              Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. For the nine- and three-month periods ended May 31, 1999, Capital earned property management fees from Lease I of $778,000, and $241,000, respectively. For the nine- and three-month periods ended May 31, 1998, Capital earned property management fees from Lease I of $742,000 and $258,000, respectively.

              On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions, including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from Lease I, compared to fees of $212,000 and $83,000 earned for the nine- and three-month periods ended May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

              Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 1999, Greenburg Traurig earned fees from the Company of $1,027,000 and $651,000, respectively. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig earned fees from the Company of $168,000 and $90,000, respectively.

              Accounts receivable - related party at May 31, 1999 and August 31, 1998 represent amounts due from an affiliated company, Lease I, principally for variable rent. There were no accounts payable - related party at May 31, 1999 and August 31, 1998.

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

              On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998, was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages in the amount of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court for the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of May 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of Directors of Lease I and Lease II voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. As of May 31, 1999, the amount of legal fees either advanced to Capital or accrued on the financial statements of Lease I and Lease II totaled approximately $563,000.

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

              On March 9, 1999, the Feldman plaintiffs filed a second amended complaint which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint filed by the plaintiffs, the court hearing the motion issued an order dismissing the plaintiffs' federal security claims. The plaintiffs have requested documents and depositions of certain current and former directors. The Company and the Board of Directors is continuing to contest the action vigorously.

5.     CONSTRUCTION LOAN FINANCING

              The Company has secured a construction loan facility with a major bank that will provide the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

5.     CONSTRUCTION LOAN FINANCING (continued)


              On June 7, 1999, the Company borrowed $2,093,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $22.4 million unused and available.


6.     SUBSEQUENT EVENT

              On June 15, 1999, the Company's Board of Directors declared a quarterly dividend for the three-month period ended May 31, 1999. On July 15, 1999, a dividend of $0.2125 per share of common stock, totaling approximately $1,598,000, was paid to Shareholders of record as of June 30, 1999.

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

       The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the nine- and three-month periods ended May 31, 1999 was $859,000 and $295,000, respectively, compared to variable rental income of $651,000 and $232,000 for the nine- and three-month periods ended May 31, 1998, respectively

       The Company completed its restructuring plans by qualifying ILM Holding as a REIT for Federal tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of its stock in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL   (CONTINUED)

increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of May 31, 1999 on the Preferred Stock in ILM Holding totaled approximately $20,720.

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

       Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal 1999 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the estimated current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at May 31, 1999. As a result, the Company is expected to receive the full amount that would be due under the loans upon sale of the Facilities.

RECENT DEVELOPMENTS

       On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease I would have little "going concern" value. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof. If the merger is consummated, the stockholders of the Company will receive the merger consideration of approximately $12.75 per share, which approximate amount is based, in part, upon the per-share market price of Capital Senior Living Corporation's common stock on February 5, 1999.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

       Occupancy levels for the eight properties in which the Company has invested averaged 94% and 93% for the nine- and three-month periods ended May 31, 1999, respectively, compared to 95% and 96% for the nine- and three-month periods ended May 31, 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

       The Company has secured a construction loan facility with a major bank that will provide the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

       On June 7, 1999, the Company borrowed $2,093,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $22.4 million unused and available.

       At May 31, 1999, the Company had cash and cash equivalents of $718,000 compared to $2,264,000 at August 31, 1998. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the properties owned by ILM Holding for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000

       The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

       The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

       The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of determining whether or ensuring those external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could impact the Company.

       Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that Lease I would not receive rental income as it became due from Senior Living Facility residents. Lease I in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.

MARKET RISK

       The Company believes its market risk is immaterial.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1999 VERSUS NINE MONTHS ENDED MAY 31, 1998

       Net income decreased $1,554,000, or 41.5%, to $2,193,000 for the nine-month period ended May 31, 1999 compared to $3,747,000 for the nine-month period ended May 31, 1998. Total revenue was $5,686,000 representing an increase of $222,000, or 4.1%, compared to $5,464,000 for the same period of the prior year. Interest income decrease $19,000 to $48,000, or 28.4%, for the nine-month period ended May 31, 1999 compared to $67,000 000 for the nine-month period ended May 31, 1998 primarily due to a decrease in cash and cash equivalents. Rental and other income increased $241,000, or 4.5%, to $5,638,000 from $5,397,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $1,776,000, or 103.4%, to $3,493,000 for the nine-month period ended May 31, 1999, compared to $1,717,000 for the nine-month period ended May 31, 1998. This increase in expenses is primarily attributable to an increase in professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements and increased legal fees associated with the construction loan facility. The $205,000 increase in general and administrative expenses to $361,000, for the nine-month period ended May 31, 1999, compared to $156,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $142,000; increased printing costs of $48,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $22,000, or 24.2%, due to a decrease in the number of Board members.

THREE MONTHS ENDED MAY 31, 1999 VERSUS THREE MONTHS ENDED MAY 31, 1998

       Net income decreased $655,000, or 55.2%, to $532,000 for the third quarter ended May 31, 1999 compared to $1,187,000 for the third quarter ended May 31, 1998. Total revenue was $1,886,000 representing an increase of $61,000, or 3.3%, compared to $1,825,000 for the same period of the prior year. Rental and other income increased $63,000, or 3.5%, to $1,877,000 from $1,814,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $716,000, or 112.2%, to $1,354,000 for the quarter ended May 31, 1999 compared to $638,000 for the quarter ended May 31, 1998. This increase in expenses is primarily attributable to an increase in professional fees due to legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $60,000 increase in general and administrative expenses to $105,000, for the third quarter ended May 31, 1999, compared to $45,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $34,000; increased printing costs of $8,000 for shareholder reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $10,000, or 33.3%, due to a decrease in the number of Board members.

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




                                BY: ILM SENIOR LIVING, INC.




                                By: /s/ J. William Sharman, Jr.
                                    ---------------------------------
                                   J. William Sharman, Jr.
                                   President and Director


Dated:  July 15, 1999