Form 10-K/A
period 1998-08-31
ILM SENIOR LIVING INC /VA
filed 1999-11-22
CIK 847414

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

   X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---                    SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                      OR
  ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)
     VIRGINIA                                                       04-3042283
-----------------------                                     --------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)


8180 Greensboro Drive, Suite 850, McLean, Virginia                        22102
--------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code:               888-257-3550

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
--------------------------                             -------------------------
          None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. X
            ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     NO  X   .
                                       ---    ---

Shares of common stock outstanding as of August 31, 1998: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Documents                                  FORM 10-K/A REFERENCE
-------------------------------------                    -----------------------
Prospectus of registrant dated                           Part II, Part IV
June 9, 1989, as supplemented
[33 Act filing #33-27653]

Current Report on Form 8-K                               Part IV
of registrant dated August 21, 1998

================================================================================

                             ILM SENIOR LIVING, INC.

                                1998 FORM 10-K/A

                                TABLE OF CONTENTS


PART I                                                                                               PAGE

Item     1       Business............................................................................I-1

Item     2       Properties..........................................................................I-6

Item     3       Legal Proceedings...................................................................I-7

Item     4       Submission of Matters to a Vote of Security Holders.................................I-8


PART II

Item     5       Market for the Registrant's Shares and Related
                     Stockholder Matters............................................................II-1

Item     6       Selected Financial Data............................................................II-2

Item     7       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations......................................................II-3

Item     8       Financial Statements and Supplementary Data........................................II-9

Item     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................II-9


PART III

Item     10      Directors and Executive Officers of the Registrant................................III-1

Item     11      Executive Compensation............................................................III-2

Item     12      Security Ownership of Certain Beneficial Owners and Management....................III-3

Item     13      Certain Relationships and Related Transactions....................................III-3


PART IV

Item     14      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................IV-1

Signatures        ..................................................................................IV-2

Index to Exhibits ..................................................................................IV-3

Financial Statements and Supplementary Data.......................................................F1-F35


                             ILM SENIOR LIVING, INC.


                                     PART I

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

         ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in consolidation. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $693,000 and had issued 10,000 shares of common stock to PaineWebber in return for a capital contribution in the amount of $7,000 on March 25, 1994. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

         The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes effective for calendar year 1996. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of the stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer

                             ILM SENIOR LIVING, INC.

of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000, representing a $39,000 increase in fair value. This increase in fair value is based on the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals.

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

         At a meeting of the Company's Board of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REIT's and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination dates.

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

         The Company's investments as of August 31, 1998 are described below:

                                                                                 Year
Property Name                                                      Date of      Facility     Rentable       Resident
and Location (1)                             Type of Property     Investment     Built      Units (3)    Capacities(3)
----------------                             ----------------     ----------     -----      ---------    -------------
Independence Village of Winston-Salem        Senior Housing        6/29/89        1989         159            161
Winston-Salem, NC                            Facility

Independence Village of East Lansing         Senior Housing        6/29/89        1989         161            162
East Lansing, MI                             Facility

Independence Village of Raleigh              Senior Housing        4/29/91        1991         164            205
Raleigh, NC                                  Facility

Independence Village of Peoria               Senior Housing        11/30/90       1990         165            181
Peoria, IL                                   Facility

Crown Pointe Apartments                      Senior Housing        2/14/90        1984         135            163
Omaha, NE                                    Facility

Sedgwick Plaza Apartments                    Senior Housing        2/14/90        1984         150            170
Wichita, KS                                  Facility

West Shores                                  Senior Housing        12/14/90       1986         136            166
Hot Springs, AR                              Facility

Villa Santa Barbara (2)                      Senior Housing        7/13/92        1979         125            125
Santa Barbara, CA                            Facility


-------
(1) See Note 4 to the consolidated financial statements filed with this annual report for a description of the agreements through which the Company has acquired these real estate investments.

(2) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary (generally 25% and 75%, respectively). Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding as tenants in common. Upon the sale of the company or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(3) Rentable units represents the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment unit and corresponds to measures commonly used in the healthcare industry.

                             ILM SENIOR LIVING, INC.

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

         Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP, and MAVRICC Management Systems, Inc.

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

         Average occupancy levels for each fiscal quarter during 1998 along with an average for the year are presented below for each property:


                                                               Average Quarterly Occupancy
                                      -------------------------------------------------------------------------------
                                                                                                        Fiscal 1998
                                         11/30/97        2/28/98          5/31/98         8/31/98         Average
                                         --------        -------          -------         -------         -------
Independence Village
of Winston-Salem                         96%             95%              94%             92%             94%

Independence Village
of East Lansing                          93%             95%              94%             94%             94%

Independence Village of Raleigh          96%             97%              98%             96%             97%

Independence Village of Peoria           99%             99%              98%             99%             99%

Crown Pointe Apartments                  98%             99%              98%             96%             98%

Sedgwick Plaza Apartments                91%             90%              89%             91%             90%

West Shores                              95%             93%              98%             97%             96%

Villa Santa Barbara                      96%             97%              95%             96%             96%


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

                             ILM SENIOR LIVING, INC.


ITEM 6. SELECTED FINANCIAL DATA

                             ILM SENIOR LIVING, INC.
         For the years ended August 31, 1998, 1997, 1996, 1995 and 1994
                  (Dollars in thousands, except per share data)


                                            1998             1997 (1)      1996           1995           1994
                                            ----             --------      ----           ----           ----
Revenues                             $     7,320      $     6,805   $       129    $       174    $        85

Operating income (loss)              $     4,723      $     3,834   $      (641)   $      (954)   $      (918)

Equity in income from properties
securing mortgage loans                     --               --     $     4,756    $     5,053    $     3,822

Net income                           $     4,723      $     3,834   $     4,115    $     4,099    $     2,904
                                     ===========      ===========   ===========    ===========    ===========


Earnings per share of common stock   $      0.63      $      0.51   $      0.55    $      0.54    $      0.39
                                     ===========      ===========   ===========    ===========    ===========

Cash dividends paid
per share of common stock            $      0.79      $      0.74   $      0.70    $      0.71    $      0.40
                                     ===========      ===========   ===========    ===========    ===========

Total assets                         $    38,910      $    40,033   $    41,451    $    43,489    $    43,580

Shares outstanding                     7,520,100        7,520,100     7,520,100      7,520,100      7,520,100


--------
(1) As a result of certain restructuring plans which the Company began to implement during fiscal 1995 (see Item 7), the financial position and results of operations of the combined operating investment properties in which the Company has invested have been presented on a consolidated basis in the Company's financial statements beginning in fiscal 1997. Prior to fiscal 1997, the Company had accounted for its interests in such properties under the equity method as a result of the Company not holding majority voting control of ILM Holding.

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

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

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

RESULT OF OPERATIONS

1998 COMPARED TO 1997

         Net income was $4,723,000 representing an increase of $889,000 or 23.2% for fiscal year 1998 compared to 1997. Total revenue was $7,320,000 representing an increase of $515,000 or 7.6% over the prior year. Rental and other income increased $579,000 or 8.7% as a result of increased rental income earned pursuant to the terms of the master lease agreement. Interest income decreased $64,000 or 39.5% as a result of a decrease in the average balances of cash and cash equivalents in 1998 versus 1997. Total expenses were $2,597,000 representing a decrease of $374,000 or 12.6% for fiscal year 1998 when compared to 1997. General and administrative expenses decreased $572,000 or 66.1% due, in part, to reductions in advisory fees, reimbursable costs and ILM Holding restructuring costs of the prior year. This decrease in expenses was offset by a $229,000 or 51.5% increase in professional fees associated with restructuring advice provided by the independent investment banking firm and increased legal fees

                             ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as well as a $34,000 or 41.5% increase in Director's compensation as a result of more frequent Board of Directors meetings.

1997 COMPARED TO 1996

         Net income was $3,834,000 representing a decrease of $281,000 or 6.8% for fiscal year 1997 compared to 1996. Total revenue was $6,805,000 representing an increase of $6,676,000 or 5,175.2% from the previous fiscal year, of which $6,643,000 or 99.5% was due to the consolidation of ILM Holding in 1997 including an improvement in master lease rentals of $315,000 from the property leases owing to improved overall occupancies and revenues of the lessee and the inclusion of variable rent payments for the year ended August 31, 1997. Interest income increased $33,000 or 25.6% as a result of increased average balances of cash and cash equivalents in 1997 versus 1996. Total expenses were $2,971,000 representing an increase of $2,201,000 or 285.8% when compared to 1996. General and administrative and professional fee expenses increased $653,000 or 99.2%, of which $469,000 of the increase was due, in part, to expenses associated with purchasing the remaining controlling interest in ILM Holding, increased expenses associated with higher legal expenses and the expense of restructuring studies carried out by the independent investment banking firm. The remaining $184,000 increase in general and administrative and professional fee expenses is due to the consolidation of ILM Holding in 1997 which includes $116,000 associated with the charitable contribution in ILM Holding's Preferred Stock. Director compensation also increased in the current year by $58,000 or 241.7% due to an increase in the number of Directors and meetings. Depreciation and amortization expense increased $1,508,000 or 100% due to the consolidation of ILM Holding in 1997. Equity in income properties securing mortgage loans decreased by $4,756,000 or 100% as a result of the consolidation of ILM Holding in 1997.


INFLATION

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

                             ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING INFORMATION

         CERTAIN STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY:
"THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

    READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THE COMPANY MAKES ABSOLUTELY NO PROMISES, GUARANTEES, REPRESENTATIONS OR WARRANTIES AS TO THE ACCURACY THEREOF.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are included under Item 14 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                             ILM SENIOR LIVING, INC.

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

                                             ILM SENIOR LIVING, INC.



                                             By: /s/ J. William Sharman, Jr.
                                                 -----------------------------
                                                 J. William Sharman, Jr.
                                                 President

Dated: NOVEMBER 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By: /s/  J. William Sharman, Jr.             Date:  November 16, 1999
    --------------------------------              ------------------------------
     J. William Sharman, Jr.
     Director


By:  /s/  Jeffrey R. Dwyer                   Date:  November 12, 1999
   ---------------------------------              ------------------------------
     Jeffry R. Dwyer
     Director


By:  /s/  Carl J. Schramm                    Date:  November 16, 1999
   ---------------------------------              ------------------------------
     Carl J. Schramm
     Director

                             ILM SENIOR LIVING, INC.

                          ANNUAL REPORT ON FORM 10-K/A
                                  ITEM 14(a)(3)

                             ILM SENIOR LIVING, INC.


                                INDEX TO EXHIBITS



                                                              PAGE NUMBER IN THE REPORT
EXHIBIT NO.         DESCRIPTION OF DOCUMENT                   OR OTHER REFERENCE
------------------- --------------------------------------    -----------------------------------
(3) and (4)         Prospectus of the Registrant dated        Filed with the Commission
                    June 9, 1989, as supplemented.            pursuant to Rule 424(c) and
                                                              incorporated herein by reference.

(10)                Material contracts previously filed       Filed with the ommission
                    as exhibits to registration               pursuant to Section 13 or 15(d)
                    statements and amendments thereto of      of the Securities Exchange Act of
                    the  registrant together with all         1934 and incorporated herein by
                    such contracts filed as exhibits of       reference.
                    previously  filed Forms 8-K and Forms
                    10-K are hereby incorporated herein
                    by reference.

                    Contracts regarding retention by ILM      Filed as Exhibits 1 and 2 to
                    I Lease Corporation of Capital Senior     the Current Report on Form
                    Management 2, Inc., as property manager.  8-K dated July 18, 1996 and incorporated herein by reference.


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

                             ILM SENIOR LIVING, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                         ITEM 14(a)(1) AND (2) AND 14(d)

                             ILM SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                          REFERENCE
ILM SENIOR LIVING, INC.:

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






                                                 ERNST & YOUNG LLP


Dallas, Texas
October 13, 1998

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                    1998        1997
                                                                  --------    --------
Operating investment properties, at cost:
   Land                                                           $  4,768    $  3,792
   Building and improvements                                        38,166      38,147
   Furniture, fixtures and equipment                                 4,948       4,948
                                                                  --------    --------
                                                                    47,882      46,887
   Less: accumulated depreciation                                  (12,131)    (10,844)
                                                                  --------    --------
                                                                    35,751      36,043

Real estate investments:
   Unamortized mortgage fees                                         2,256       2,256
   Less:  accumulated amortization                                  (1,938)     (1,712)
                                                                  --------    --------
                                                                       318         544

Loan origination fees                                                  102        --

Cash and cash equivalents                                            2,264       3,136
Accounts receivable - related party                                    336         116
Prepaid expenses and other assets                                       90         108
Deferred rent receivable                                                49          86
                                                                  --------    --------
                                                                  $ 38,910    $ 40,033
                                                                  --------    --------
                                                                  --------    --------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable - related party                                  $   --      $     93
Accounts payable and accrued expenses                                  326         166
                                                                  --------    --------
                                                                       326         259

Preferred shareholders'
   minority interest in consolidated subsidiary                        125         116
                                                                  --------    --------
               Total liabilities                                       451         375

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized,
     7,520,100 shares issued and outstanding                            75          75
   Additional paid-in capital                                       65,711      65,711
   Accumulated deficit                                             (27,327)    (26,128)
                                                                  --------    --------
         Total shareholders' equity                                 38,459      39,658
                                                                  --------    --------
                                                                  $ 38,910    $ 40,033
                                                                  --------    --------
                                                                  --------    --------

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                         CONSOLIDATED STATEMENTS OF INCOME
                 For the years ended August 31, 1998, 1997, and 1996
                    (Dollars in thousands, except per share data)

                                                                        1998               1997                1996
                                                                      ---------         ----------          ----------
REVENUES:
   Rental and other income                                              $7,222             $6,643               $   -
   Interest income earned on cash equivalents                               98                162                 129
                                                                      --------           --------           ---------
                                                                         7,320              6,805                 129

EXPENSES:
   Depreciation                                                          1,287              1,282                   -
   Amortization                                                            226                226                   -
   Management fees                                                           -                 70                  88
   General and administrative                                              294                866                 343
   Professional fees                                                       674                445                 315
   Director compensation                                                   116                 82                  24
                                                                      --------           --------           ---------
                                                                         2,597              2,971                 770
                                                                      --------           --------           ---------

Operating income (loss)                                                  4,723              3,834                (641)

Equity in income of properties securing mortgage loans                       -              -                   4,756
                                                                      --------           --------           ---------


NET INCOME                                                              $4,723             $3,834              $4,115
                                                                      --------           --------           ---------
                                                                      --------           --------           ---------
Earnings per share of common stock                                       $0.63              $0.51               $0.55
                                                                      --------           --------           --------
                                                                      --------           --------           ---------
Cash dividends paid per share of common stock                            $0.79              $0.74               $0.70
                                                                      --------           --------           ---------
                                                                      --------           --------           ---------



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



                                              COMMON STOCK
                                             $.01 PAR VALUE           ADDITIONAL
                                      -----------------------------     PAID-IN     ACCUMULATED
                                        SHARES            AMOUNT       CAPITAL        DEFICIT          TOTAL
                                      ------------      -----------   ----------    -----------      ----------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1995                         7,520,100      $      75      $  65,711      $ (22,569)      $  43,217

Cash dividends paid                          --             --             --           (5,264)         (5,264)

Distribution of stock in ILM Lease
Corporation                                  --             --             --             (700)           (700)

Net income                                   --             --            4,115          4,115
                                        ---------      ---------      ---------      ---------       ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996                         7,520,100             75         65,711        (24,418)         41,368

Cash dividends paid                          --             --             --           (5,544)         (5,544)

Net income                                   --             --             --            3,834           3,834
                                        ---------      ---------      ---------      ---------       ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1997                         7,520,100             75         65,711        (26,128)         39,658

Cash dividends paid                          --             --             --           (5,922)         (5,922)

Net income                                   --             --             --            4,723           4,723
                                        ---------      ---------      ---------      ---------       ---------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                         7,520,100      $      75      $  65,711      $ (27,327)      $  38,459
                                        ---------      ---------      ---------      ---------       ---------
                                        ---------      ---------      ---------      ---------       ---------






                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended August 31, 1998, 1997, and 1996
                              (In thousands)

                                                                  1998          1997          1996
                                                                 -------       -------       -------
Cash flows from operating activities:
   Net income                                                    $ 4,723       $ 3,834       $ 4,115
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Equity in income of properties securing mortgage
         loans                                                      --            --          (4,756)
       Depreciation and amortization                               1,513         1,508          --
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                         9           116          --
       Changes in assets and liabilities:
         Interest and other receivables                             --             397          (178)
         Accounts receivable - related party                        (220)          232          --
         Prepaid expenses and other assets                            18           (97)            1
         Deferred rent receivable                                     37            37          --
         Accounts payable - related party                            (93)           71          (122)
         Accounts payable and accrued expenses                       160           105           (67)
                                                                 -------       -------       -------
              Net cash provided by (used in) operating
                activities                                         6,147         6,203        (1,007)
                                                                 -------       -------       -------


Cash flows (used in) from investing activities:
   Initial investment in ILM I Lease Corporation                    --            --            (700)
   Additional fundings of construction loans                        --            --            (106)
   Contractual payments received on mortgage loans                  --            --           6,122
   ILM Holding acquired cash balance                                --             400          --
   Additions to operating investment properties                     (995)         (533)         --
                                                                 -------       -------       -------
              Net cash (used in) provided by investing
                activities                                          (995)         (133)        5,316
                                                                 -------       -------       -------

Cash flows used in financing activities:
   Loan origination fees                                            (102)         --            --
   Cash dividends paid to shareholders                            (5,922)       (5,544)       (5,264)
                                                                 -------       -------       -------
              Net cash used in financing activities               (6,024)       (5,544)       (5,264)
                                                                 -------       -------       -------

Net increase (decrease) in cash and cash equivalents                (872)          526          (955)

Cash and cash equivalents, beginning of year                       3,136         2,610         3,565
                                                                 -------       -------       -------
Cash and cash equivalents, end of year                           $ 2,264       $ 3,136       $ 2,610
                                                                 -------       -------       -------
                                                                 -------       -------       -------
Cash paid for state income taxes                                 $    13       $   --        $     3
                                                                 -------       -------       -------
                                                                 -------       -------       -------


                             See accompanying notes.

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

4.   OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE

         As of August 31, 1998 the Company, through its consolidated affiliate, owned eight Senior Housing Facilities. The name, location and size of the properties and the date that the Company made its initial investment in such assets are as set forth below:

                                                                                            Year
                                                            Rentable        Resident       Facility        Date of
    Name                           Location                 Units (3)    Capacities (3)     Built       Investment (1)
    ----                           --------                 ---------    --------------     -----       --------------

    Independence Village of East   East Lansing, MI             161            162        1989             6/29/89
    Lansing
    Independence Village of        Winston-Salem, NC            159            161        1989             6/29/89
    Winston-Salem
    Independence Village of        Raleigh, NC                  164            205        1991             4/29/91
    Raleigh
    Independence Village of        Peoria, IL                   165            181        1990            11/30/90
    Peoria
    Crown Pointe Apartments        Omaha, NE                    135            163        1984             2/14/90
    Sedgwick Plaza Apartments      Wichita, KS                  150            170        1984             2/14/90
    West Shores                    Hot Springs, AR              136            166        1986            12/14/90
    Villa Santa Barbara (2)        Santa Barbara, CA            125            125        1979             7/13/92

     (1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts, Inc. (see Note 1).

     (2) The acquisition of the Santa Barbara Facility was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. The financial position, results of operations and cash flows include only the 25% allocable portion of the Company's interest in the Santa Barbara Facility. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding, Inc. as tenants in common.

     (3) Rentable units represents the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment unit and corresponds to measures commonly used in the healthcare industry.


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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)




4.   OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE (CONTINUED)

         Condensed balance sheets as of August 31, 1998 and 1997, and condensed statements of operations for the years ended August 31, 1998 and 1997, of Lease I are as follows:

     ASSETS                                               1998             1997
                                                      ----------       ----------
     Current assets                                   $  2,225           $ 1,825
     Furniture, fixtures, and equipment, net               609               498
     Other assets                                          364               310
                                                      ---------         --------
                                                      $  3,198           $ 2,633
                                                      ---------         --------
                                                      ---------         --------
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities                              $  2,756           $ 1,773
     Other liabilities                                      49                86
     Shareholders' equity                                  393               774
                                                      ---------        ---------

                                                      $  3,198           $ 2,633
                                                      --------          --------
                                                      --------          --------
     STATEMENT OF OPERATIONS
     Revenues                                         $ 19,294           $18,121

     Operating expenses                                 19,729            18,600
     Income tax expense (benefit)                          (54)             (192)
                                                      ---------         --------
     Net loss                                        $    (381)         $   (287)
                                                     ---------         ---------
                                                     ---------         ---------

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

                            ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

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

                            ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)

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



                                                       ERNST & YOUNG LLP


Boston, Massachusetts
December 10, 1996

                                ILM HOLDING, INC.

                                  BALANCE SHEET
                                 August 31, 1996
                (Dollars in thousands, except per share amounts)

                                     ASSETS

Operating investment properties, at cost:
   Land                                                              $  3,352
   Building and improvements                                           33,105
   Furniture, fixtures and equipment                                    4,948
                                                                     --------
                                                                       41,405
   Less accumulated depreciation                                       (3,191)
                                                                     --------
                                                                       38,214

Cash and cash equivalents                                                 400
Accounts receivable - related party                                       348
Deferred rent receivable                                                  123
Other assets                                                              233
                                                                     --------
                                                                     $ 39,318
                                                                     --------
                                                                     --------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Mortgages payable                                                    $ 40,391
Accounts payable - related party                                          585
Accounts payable and accrued expenses                                       3
                                                                     --------
         Total liabilities                                             40,979

Commitments and contingencies

Shareholders' equity (deficit):
   Preferred stock (Series A, $1 par value, 100 shares
     authorized, issued and outstanding)                                    1
   Common stock ($1 par value, 10,000 shares
     authorized, issued and outstanding)                                   10
   Additional paid-in capital                                             689
   Accumulated deficit                                                 (2,361)
                                                                     --------
         Total shareholders' equity (deficit)                          (1,661)
                                                                     --------
                                                                     $ 39,318
                                                                     --------
                                                                     --------


                             See accompanying notes.

                                ILM HOLDING, INC.

                             STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                          FOR THE YEAR ENDED
                                            AUGUST 31, 1996
                                                -------
   REVENUES:
   Rental income                                $ 6,328
   Interest income earned
     on cash equivalents                             16
                                                -------
                                                  6,344

EXPENSES:
   Depreciation                                   1,290
   Interest                                       6,707
   Other                                             72
                                                -------
                                                  8,069

NET LOSS                                        $(1,725)
                                                -------
                                                -------
Loss per share of
   common stock                                $(172.50)
                                                -------
                                                -------







                             See accompanying notes.

                                                 ILM HOLDING, INC.

                                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (DEFICIT) For the year ended August 31, 1996
                                      (In thousands, except per share amounts)


                                COMMON STOCK              PREFERRED STOCK
                               $.01 PAR VALUE             $.01 PAR VALUE           ADDITIONAL
                           -----------------------    ------------------------      PAID-IN      ACCUMULATED
                            SHARES        AMOUNT       SHARES        AMOUNT        CAPITAL        DEFICIT         TOTAL
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------

Shareholders' equity at
August 31, 1995              10,000         10            100           $1           $689         $   (636)      $    64

Net loss                        --          --            ---            --            --           (1,725)       (1,725)
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------

Shareholders' equity
(deficit) at
August 31, 1996              10,000        $10            100           $1           $689          $(2,361)      $(1,661)
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------
                           ---------     ---------    ----------    ----------    ----------    -------------    ---------

                                                    See accompanying notes.

                                                 ILM HOLDING, INC.

                                              STATEMENT OF CASH FLOWS
                                                   (In thousands)


                                                          FOR THE YEAR ENDED
                                                            AUGUST 31, 1996
                                                        ----------------------

OPERATING ACTIVITIES:
   Net loss                                                  $(1,725)
   Adjustments to reconcile net income to net cash used
     in operating activities:
       Depreciation                                            1,290
       Changes in operating assets and liabilities:
         Interest and other receivables                           11
         Accounts receivable - related party                    (348)
         Deferred rent receivable                               (123)
         Other assets                                            112
         Accounts payable - related party                        274
         Accounts payable and accrued liabilities               (521)
                                                             -------
   Total adjustments                                             695
                                                             -------
   Net cash used in operating activities                      (1,030)
                                                             -------

INVESTING ACTIVITIES:
   Investment in properties                                     (181)
                                                             -------
   Net cash used for investing activities                       (181)
                                                             -------

FINANCING ACTIVITIES:
   Borrowings under mortgage notes                               106
                                                             -------
   Net cash provided by financing activities                     106
                                                             -------

Net decrease in cash and cash equivalents
    at end of period                                          (1,105)
Cash and cash equivalents at beginning of year                 1,505
                                                             -------
Cash and cash equivalents at end of year                     $   400
                                                             -------
                                                             -------


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

     ACCOUNTS PAYABLE - RELATED PARTY: The carrying amount reported on the balance sheet for accounts payable related party approximates its fair value due to the short-term nature of such instrument.

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

  The following loans were outstanding at August 31, 1996:


                                                                                August 31,         Date of
Property Pledged as Collateral                                                     1996             Loan
------------------------------                                                     ----             ----
Independence Village of East Lansing, MI                                     $   8,950,000         6/29/89

Independence Village of Winston-Salem, NC                                        5,750,000         6/29/89

Independence Village of Raleigh, NC                                              8,350,000         4/29/91

Independence Village of Peoria, IL                                               8,350,000        11/30/90

Crown Pointe Apartments, Omaha, NE                                               8,200,000         2/14/90

Sedgwick Plaza Apartments, Wichita, KS                                           8,350,000         2/14/90

West Shores, Hot Springs, AR                                                     5,350,000        12/14/90

Villa Santa Barbara, Santa Barbara, CA                                            1,698,000        7/13/92
                                                                             --------------

                                                                                54,998,000
Less discount                                                                  (14,607,000)
                                                                             --------------
                                                                              $ 40,391,000
                                                                             --------------
                                                                             --------------

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

A condensed balance sheet as of August 31, 1996 and summary of operations for the year then ended of ILM I Lease Corporation are as follows:

                                     ASSETS

Current assets                                                          $2,529
Furniture, fixtures and equipment                                          242
Other non-current assets                                                    26
                                                                     -----------
                                                                        $2,797
                                                                     -----------
                                                                     -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                                                     $1,613
Other non-current liabilities                                              123
Shareholders' equity                                                     1,061
                                                                     -----------
                                                                        $2,797
                                                                     -----------
                                                                     -----------

                              SUMMARY OF OPERATIONS

Revenues                                                               $17,285

Operating expenses                                                      16,682
Income tax expense                                                         241
                                                                     -----------
Net income                                                             $   362
                                                                     -----------
                                                                     -----------

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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             ILM SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1998
                             (Amounts in thousands)



                                  Initial Cost to                                 Gross Amount at Which Carried
                                      ILM (2)                                                  At End of Year
                                                              Costs Capitalized
                                                             (Removed Subsequent
                                                              to) Acquisition
                                                 Buildings &   of Buildings &          Buildings &     Unamortized
Description         Encumbrances (1)    Land    Improvements  Improvements (3)  Land  Improvements (5) Mortgage Fees (5) Total
-----------         ----------------    ----    ------------  ----------------  ----  ---------------  -----------------------
CONGREGATE CARE FACILITIES:

East Lansing,
Michigan                 $  8,950    $    422    $  9,251     $ (2,881)    $    558    $  6,138    $    345    $  7,041

Winston-Salem,
North Carolina              5,750         520       8,883       (3,881)         337       4,855         336       5,528

Raleigh,
North Carolina              8,350       1,021      10,992       (3,414)       1,346       7,439         429       9,214

Peoria,
Illinois                    8,350         524      10,867       (2,831)         490       7,736         408       8,634

Omaha,
Nebraska                    8,200         430       8,092          521          910       8,300         305       9,515

Wichita,
Kansas                      8,350         388       5,381          174          367       5,379         207       5,953

Hot Springs,
Arkansas                    5,350         290       3,187         (736)         361       2,339         125       2,825

Santa Barbara,
California                  1,698         387       1,086          (63)         399         928         101       1,428
                         --------    --------    --------     --------     --------    --------    --------    --------

                         $ 54,998    $  3,982    $ 57,739    $(13,111)     $  4,768    $ 43,114    $  2,256   $  50,138
                         --------    --------    --------     --------     --------    --------    --------    --------
                         --------    --------    --------     --------     --------    --------    --------    --------


                                                                                Life on Which
                                                                                  Depreciation
                                                                                   in Latest
                                                                                     Income
                  Accumulated        Accumulated         Date of       Date      Statement
                   Depreciation (5)  Amortization (5) Construction   acquired   is Computed
                  -----------------  ---------------- ------------   --------   -----------
East Lansing,
Michigan                 $ (1,883)    $   (316)           1989        6/29/89      5-40 yrs.

Winston-Salem,
North Carolina             (1,777)        (305)           1989        6/29/89      5-40 yrs.

Raleigh,
North Carolina             (2,049)        (369)           1991        4/29/91      5-40 yrs.

Peoria,
Illinois                   (2,012)        (349)           1990       11/30/90      5-40 yrs.

Omaha,
Nebraska                   (1,975)        (261)           1985        2/14/90      5-40 yrs.

Wichita,
Kansas                     (1,555)        (177)           1985        2/14/90      5-40 yrs.

Hot Springs,
Arkansas                     (620)         (99)           1987       12/14/90      5-40 yrs.

Santa Barbara,
California                   (260)         (62)           1979        7/13/92      5-40 yrs.
                          --------     --------     -----------    -----------    -----------

                        $ (12,131)   $  (1,938)
                        ----------   ----------
                        ----------   ----------

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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
  CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1998
                             (Amounts in thousands)

(5)      Reconciliation of real estate owned:

                                                                                     1998             1997          1996

         Balance at beginning of period                                             $ 49,143        $48,610       $ 48,428
              Acquisitions and improvements - 12 months ended 8/31/98                    995              -              -
              Acquisitions and improvements - 12 months ended 8/31/97                      -            533              -
              Acquisitions and improvements - 12 months ended 8/31/96                      -              -            182
                                                                                    --------        -------       --------
         Balance at end of period                                                    $50,138        $49,143       $ 48,610
                                                                                     =======        =======       ========

(6) Reconciliation of accumulated depreciation and amortization:


         Balance at beginning of period                                             $ 12,556        $11,048       $  9,532
              Depreciation and amortization expense - 12 months ended 8/31/98          1,513              -              -
              Depreciation and amortization expense - 12 months ended 8/31/97              -          1,508              -
              Depreciation and amortization expense - 12 months ended 8/31/96              -              -          1,516
                                                                                    --------        -------       --------
         Balance at end of period                                                    $14,069        $12,556       $ 11,048
                                                                                    ========        =======       ========