Form 10-Q/A
period 1998-11-30
ILM SENIOR LIVING INC /VA
filed 1999-11-22
CIK 847414

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         Commission File Number: 0-18249
                                                 -------

                             ILM SENIOR LIVING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                             04-3042283
-----------------------                              -------------------------
(State of organization)                                 (I.R.S. Employer
                                                       Identification No.)

8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA                   22102
------------------------------------------------------------------------------
   (Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:        (888) 257-3550
                                                     -------------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes     No  X
                                                  ---     ---

Shares of common stock outstanding as of November 30, 1998:  7,520,100.

==============================================================================

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

                  Consolidated Statements of Changes in Shareholders' Equity

                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................6

                  Consolidated Statements of Cash Flows

                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-15

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....16-19

Part II.  Other Information

         Item 5.  Other Information...........................................................................20

         Item 6.  Exhibits and Reports on Form 8-K............................................................20

Signatures....................................................................................................21

                             ILM SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION
------------------------------

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1998 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                                   ASSETS
                                                   ------

                                                                November 30, 1998             August 31, 1998
                                                                -----------------             ---------------
Operating investment properties, at cost:

   Land                                                            $   4,797                     $   4,768
   Building and improvements                                          38,166                        38,166
   Furniture, fixtures and equipment                                   4,948                         4,948
                                                                  ----------                    ----------
                                                                      47,911                        47,882
   Less:  accumulated depreciation                                   (12,454)                      (12,131)
                                                                  ----------                    ----------
                                                                      35,457                        35,751


Unamortized mortgage fees                                              2,256                         2,256
Less: accumulated amortization                                        (1,993)                       (1,937)
                                                                  ----------                    ----------
                                                                         263                           319

Loan origination fees                                                    204                           102
Less:  accumulated amortization                                          (17)                            -
                                                                  ----------                    ----------
                                                                         187                           102

Cash and cash equivalents                                              2,085                         2,264
Accounts receivable - related party                                      369                           336
Prepaid expenses and other assets                                         58                            89
Deferred rent receivable                                                  40                            49
                                                                  ----------                    ----------
                                                                   $  38,459                     $  38,910
                                                                  ==========                    ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------

Accounts payable - related party                                  $      164                     $       -
Accounts payable and accrued expenses                                    157                           326
                                                                  ----------                    ----------
                                                                         321                           326

Preferred shareholders' minority

   interest in subsidiary                                                127                           125
                                                                  ----------                    ----------
   Total liabilities                                                     448                           451


Shareholders' equity:
   Common stock, $0.01 par value,

      10,000,000 Shares authorized,

      7,520,100 shares issued and outstanding                             75                            75
   Additional paid-in capital                                         65,711                        65,711
   Accumulated deficit                                               (27,775)                      (27,327)
                                                                  ----------                    ----------
   Total shareholders' equity                                         38,011                        38,459
                                                                  ----------                    ----------
                                                                   $  38,459                     $  38,910
                                                                  ==========                    ==========


                             See accompanying notes.
                                     -4-

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF INCOME For
      the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                                 Three Months Ended
                                                                                     November 30
                                                                                     -----------

                                                                                  1998           1997
                                                                                  ----           ----
 Revenues:

   Rental and other income                                                      $  1,891       $   1,782
   Interest income                                                                    22              28
                                                                              ----------     -----------
                                                                                   1,913           1,810

 Expenses:

   Depreciation expense                                                              323             321
   Amortization expense                                                               73              56
   General and administrative                                                        127              18
   Professional fees                                                                 220              80
   Directors' compensation                                                            20              24
                                                                              ----------     -----------
                                                                                     763             499
                                                                              ----------     -----------

 Net income                                                                     $  1,150       $   1,311
                                                                              ==========     ===========


 Basic earnings per share of common stock                                       $   0.15       $    0.17
                                                                              ==========     ===========

 Cash dividends paid per share of common stock                                     $0.21           $0.19
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

                                        Common Stock
                                      $.01 Par Value         Additional
                                   --------------------        Paid-In         Accumulated
                                   Shares        Amount        Capital           Deficit           Total
                                   ------        ------        -------           -------           -----
Shareholders' equity
at August 31, 1997               7,520,100        $75           $65,711         $(26,128)          $39,658

Cash dividends paid                      -          -                 -           (1,410)           (1,410)

Net income                               -          -                 -            1,311             1,311
                                 ---------        ---           -------         --------           -------

Shareholders' equity
at November 30, 1997             7,520,100        $75           $65,711         $(26,227)          $39,559
                                 =========        ===           =======         ========           =======

Shareholders' equity
at August 31, 1998               7,520,100        $75           $65,711         $(27,327)          $38,459

Cash dividends paid                      -          -                 -           (1,598)           (1,598)

Net income                               -          -                 -            1,150             1,150
                                 ---------        ---           -------         --------           -------

Shareholders' equity
at November 30, 1998             7,520,100        $75           $65,711         $(27,775)          $38,011
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

                             ILM SENIOR LIVING, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended November 30, 1998 and 1997 (Unaudited)
                             (Dollars in thousands)

                                                                         Three Months Ended
                                                                             November 30
                                                                             -----------
                                                                          1998              1997
                                                                          ----              ----
Cash flows from operating activities:

    Net income                                                          $  1,150          $ 1,311
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                               396              377
         Charitable contribution of subsidiary's preferred
            stock and accrued dividends of subsidiary                          2                2
         Changes in assets and liabilities:
             Accounts receivable - related party                             (33)          (1,792)
             Prepaid expenses and other assets                                31              (29)
             Deferred rent receivable                                          9                9
             Loan origination fees                                          (102)               -
             Accounts payable and accrued expenses                          (169)             116
             Accounts payable - related party                                164              476
                                                                       ---------         --------
                              Net cash provided by operating activities    1,448              470
                                                                       ---------         --------

Cash flows used in investing activities:
         Increase in operating investment properties                         (29)            (476)
                                                                       ---------         --------
                           Net cash used in investing activities             (29)            (476)

Cash flows used in financing activities:
         Cash dividends paid to shareholders                              (1,598)          (1,410)
                                                                       ---------         --------
                            Net cash used in financing activities         (1,598)          (1,410)

Net (decrease) increase in cash and cash equivalents                        (179)           1,416

Cash and cash equivalents, beginning of period                             2,264            3,136
                                                                       ---------         --------

Cash and cash equivalents, end of period                                 $ 2,085         $  1,720
                                                                       =========         ========



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

         On January 10, 1997, at a meeting of the Company's Board of Directors, PaineWebber recommended the immediate sale of the Senior Housing Facilities held by the Company and an affiliated entity, ILM II Senior Living, Inc. ("ILM II"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities held by the Company would represent approximately $75 million of this amount. After taxes and closing costs, net proceeds to the Company would equal approximately $71 million or approximately $9.41 per share. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company and Lease I as well as by ILM II and its affiliates. Following a comprehensive analysis, the independent investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigations of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of the Company and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of the Company and ILM II and, therefore, would not maximize Shareholder value. In addition, the Boards did not consider it advisable to liquidate the Company and ILM II on the suggested terms several years prior to their scheduled termination dates.

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


2.    OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE

         At November 30, 1998, through its consolidated affiliate, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                     Year
                                                  Type of          Facility      Rentable        Resident
        Property Name and Location                Property           Built      Units (2)     Capacities (2)
        ---------------------------               --------           -----      ---------     --------------
Independence Village of Winston-Salem        Senior Housing          1989          159              161
Winston-Salem, NC                            Facility

Independence Village of East Lansing         Senior Housing          1989          161              162
East Lansing, MI                             Facility

Independence Village of Raleigh              Senior Housing          1991          164              205
Raleigh, NC                                  Facility

Independence Village of Peoria               Senior Housing          1990          165              181
Peoria, IL                                   Facility

Crown Pointe Apartments                      Senior Housing          1984          135              163
Omaha, NE                                    Facility

Sedgwick Plaza Apartments                    Senior Housing          1984          150              170
Wichita, KS                                  Facility

West Shores                                  Senior Housing          1986          136              166
Hot Springs, AR                              Facility

Villa Santa Barbara (1)                      Senior Housing          1979          125              125
Santa Barbara, CA                            Facility


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

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

         Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a master lease agreement. The master lease agreement, which commenced on

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)


2.    OPERATING INVESTMENT PROPERTIES SUBJECT TO MASTER LEASE (CONTINUED)

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)


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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)


4.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

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

6.   SUBSEQUENT EVENT

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

YEAR 2000 (CONTINUED)

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

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1997

    Net income decreased $161,000 or 12.3% for the first quarter ended November 30, 1998 compared to the first quarter ended November 30, 1997. Total revenue was $1,913,000 representing an increase of $103,000, or 5.7%, compared to the same period of the prior year. Rental and other income increased $109,000 or 6.1%, to $1,891,000 from $1,782,000, due to increased rental income earned pursuant to the terms of the master lease agreement and a cash settlement of $33,000 received for granting the state an easement on the Raleigh property. Total expenses increased $264,000 or 52.9%, from $499,000 at November 30, 1997, to $763,000 for the three months ended November 30, 1998. This increase is primarily attributable to a combined increase in professional fees and general and administrative expense of $249,000 or 254% due to increases in Director's and Officer's insurance premiums; increased legal fees associated with the construction loan facility; and financial and advisory professionals who were engaged to assist the Company.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

    CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY BE," "SHOULD," "ENABLE," "LIKELY TO," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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

Dated:  November 16, 1999
        -----------------------