Form 10-Q/A
period 1999-02-28
ILM SENIOR LIVING INC /VA
filed 1999-11-22
CIK 847414

===============================================================================


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

                             Commission File Number: 0-18249

                                  ILM SENIOR LIVING, INC.
                                  -----------------------
                  (Exact name of registrant as specified in its charter)


      Virginia                                                 04-3042283
----------------------                                         ----------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)


8180 Greensboro Drive, Suite 850, McLean, VA                     22102
--------------------------------------------                 --------------
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:          (888) 257-3550
                                                          --------------------

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

===============================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX

Part I. Financial Information                                            PAGE

        Item 1. Financial Statements

                Consolidated Balance Sheets
                February 28, 1999 (Unaudited) and
                  August 31, 1998..........................................4

                Consolidated Statements of Income
                For the three months and six months ended February 28,
                  1999 and 1998 (Unaudited)................................5

                Consolidated Statements of Changes in Shareholders' Equity For the six months ended February 28, 1999 and 1998 (Unaudited).....................................6

                Consolidated Statements of Cash Flows
                For the six months ended February 28,
                  1999 and 1998 (Unaudited)................................7

                Notes to Consolidated Financial
                  Statements (Unaudited)................................8-15

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................15-21

Part II. Other Information

        Item 5.  Other Information........................................21

        Item 6.  Exhibits and Reports on Form 8-K.........................21

Signatures................................................................22

                             ILM SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                            CONSOLIDATED BALANCE SHEETS
                 February 28, 1999 (Unaudited) and August 31, 1998
                   (Dollars in thousands, except per share data)


                                     ASSETS

                                                             February 28, 1999         August 31, 1998
                                                             -----------------         ---------------
Operating investment properties, at cost:
   Land                                                          $   4,865                $   4,768
   Building and improvements                                        38,166                   38,166
   Furniture, fixtures and equipment                                 4,948                    4,948
                                                                -------------           --------------
                                                                    47,979                   47,882
   Less:  accumulated depreciation                                 (12,774)                 (12,131)
                                                                -------------           --------------
                                                                    35,205                   35,751

Unamortized mortgage fees                                            2,256                    2,256
Less: accumulated amortization                                      (2,050)                  (1,937)
                                                                -------------           --------------
                                                                       206                      319

Loan origination fees                                                  270                      102
Less:  accumulated amortization                                        (34)                      --
                                                                -------------           --------------
                                                                       236                      102

Cash and cash equivalents                                            1,519                    2,264
Accounts receivable - related party                                    289                      336
Prepaid expenses and other assets                                       27                       89
Deferred rent receivable                                                31                       49
                                                                -------------           --------------
                                                                  $ 37,513                $  38,910
                                                                -------------           --------------
                                                                -------------           --------------


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                          $      459                 $     326

Preferred shareholders' minority
   interest in subsidiary                                             130                       125
                                                                -------------           --------------
   Total liabilities                                                  589                       451

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
   10,000,000 Shares authorized,
   7,520,100 shares issued and outstanding                             75                        75
   Additional paid-in capital                                      65,711                    65,711
   Accumulated deficit                                            (28,862)                  (27,327)
                                                                -------------           --------------
   Total shareholders' equity                                      36,924                    38,459
                                                                -------------           --------------
                                                                 $ 37,513                 $  38,910
                                                                -------------           --------------
                                                                -------------           --------------



                            See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
      For the three months and six months ended February 28, 1999 and 1998
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                             Six Months Ended          Three Months Ended
                                                               February 28,               February 28,
                                                             ----------------          ------------------
                                                             1999         1998          1999        1998
                                                             ----         ----          ----        ----
      REVENUES
         Rental and other income                            $3,761       $3,583        $1,870      $1,800
         Interest income                                        39           56            17          28
                                                          ---------    ---------     ----------   ---------
                                                             3,800        3,639         1,887       1,828

      EXPENSES
         Depreciation expense                                  643          642           320         321
         Amortization expense                                  147          112            74          56
         General and administrative                            256           66           129          44
         Professional fees                                   1,044          199           824         123
         Directors' compensation                                49           61            29          37
                                                          ---------    ---------     ----------   ---------
                                                             2,139        1,080         1,376         581
                                                          ---------    ---------     ----------   ---------

      NET INCOME                                            $1,661       $2,559        $  511      $1,247
                                                          ---------    ---------     ----------   ---------
                                                          ---------    ---------     ----------   ---------

      Basic earnings per share of common stock             $  0.22      $  0.34       $  0.07     $  0.17
                                                          ---------    ---------     ----------   ---------
                                                          ---------    ---------     ----------   ---------

      Cash dividends paid per share of common stock        $  0.42      $  0.39       $  0.21     $  0.20
                                                          ---------    ---------     ----------   ---------
                                                          ---------    ---------     ----------   ---------


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


                                       Common Stock
                                      $.01 Par Value          Additional
                                   -------------------         Paid-In         Accumulated
                                   Shares        Amount        Capital           Deficit           Total
                                   ------        ------       ----------       -----------         -----
Shareholders' equity
at August 31, 1997               7,520,100         $ 75          $65,711         $(26,128)        $ 39,658

Cash dividends paid                    --            --               --           (2,914)          (2,914)

Net income                             --            --               --            2,559            2,559
                               -----------      ---------      ----------      -----------      -----------

Shareholders' equity
at February 28, 1998             7,520,100         $ 75          $65,711         $(26,483)        $ 39,303
                               -----------      ---------      ----------      -----------      -----------
                               -----------      ---------      ----------      -----------      -----------
Shareholders' equity
at August 31, 1998               7,520,100         $ 75          $65,711         $(27,327)        $ 38,459

Cash dividends paid                     --           --               --           (3,196)          (3,196)

Net income                              --           --               --            1,661            1,661
                               -----------      ---------      ----------      -----------      -----------

Shareholders' equity
at February 28, 1999             7,520,100         $ 75          $65,711         $(28,862)        $ 36,924
                               -----------      ---------      ----------      -----------      -----------
                               -----------      ---------      ----------      -----------      -----------



                            See accompanying notes.

                             ILM SENIOR LIVING, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six months ended February 28, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)


                                                                    Six Months Ended
                                                                      February 28,

                                                                  1999              1998
                                                                  ----              ----
Cash flows from operating activities:
    Net income                                                  $  1,661          $ 2,559
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                       790              754
         Charitable contribution of subsidiary's preferred
            stock and accrued dividends of subsidiary                  5                4
         Changes in assets and liabilities:
             Accounts receivable - related party                      47             (633)
             Prepaid expenses and other asse                          62               84
             Deferred rent receivable                                 18               18
             Accounts payable and accrued expenses                    --               (7)
             Accounts payable - related party                        133               --
                                                              --------------     -------------
                 Net cash provided by operating activities         2,716            2,779
                                                              --------------     -------------

Cash flows used in investing activities:
         Additions to operating investment properties                (97)            (730)
                                                              --------------     -------------
                 Net cash used in investing activities               (97)            (730)

Cash flows used in financing activities:
         Loan origination fees paid                                 (168)              --
         Cash dividends paid to shareholders                      (3,196)          (2,914)
                                                              --------------     -------------
                 Net cash used in financing activities            (3,364)          (2,914)
                                                              --------------     -------------

Net decrease in cash and cash equivalents                           (745)            (865)

Cash and cash equivalents, beginning of period                     2,264            3,136
                                                              --------------     -------------

Cash and cash equivalents, end of period                         $ 1,519         $  2,271
                                                              --------------     -------------
                                                              --------------     -------------



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

                            ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.    OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At February 28, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


                                                                     Year
                                                   Type of          Facility     Rentable        Resident
        Property Name and Location                Property           Built       Units (2)     Capacities(2)
        ---------------------------               --------           -----       ---------     -------------
Independence Village of Winston-Salem         Senior Housing          1989          159            161
Winston-Salem, NC                             Facility

Independence Village of East Lansing          Senior Housing          1989          161            162
East Lansing, MI                              Facility

Independence Village of Raleigh               Senior Housing          1991          164            205
Raleigh, NC                                   Facility

Independence Village of Peoria                Senior Housing          1990          166            183
Peoria, IL                                    Facility

Crown Pointe Apartments                       Senior Housing          1984          135            163
Omaha, NE                                     Facility

Sedgwick Plaza Apartments                     Senior Housing          1984          150            170
Wichita, KS                                   Facility

West Shores                                   Senior Housing          1986          136            166
Hot Springs, AR                               Facility

Villa Santa Barbara (1)                       Senior Housing          1979          125            125
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

        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                  (continued)

2. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)

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

    York against the Company, ILM II and the Directors of both corporations. The class action complaint alleges that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the liquidation of the assets of the Company and ILM II, diverting certain of their assets and changing the nature of the Company and ILM II. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM II, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company joined with all other defendants to dismiss the complaint on all counts.

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


                                      -14

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

    January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of February 28, 1999 on the Preferred Stock in ILM Holding totaled approximately $18,500.

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

        The Company and ILM II have been pursuing the potential for future expansion to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. Approximately two acres of land located adjacent to the East Lansing facility and approximately two-and-one-half acres of land located adjacent to the Omaha facility were acquired by ILM Holding during the quarter ended November 30, 1997. In addition, an agreement has been obtained by ILM Holding to purchase approximately five acres of land located adjacent to the Peoria facility. The Hot Springs facility already includes a vacant land parcel of approximately expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

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

         While the Company has potential liabilities pending due to ongoing litigation against the Company, the eventual outcome of this litigation cannot presently be determined. The Company will vigorously defend against made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

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

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1999 VERSUS SIX MONTHS ENDED FEBRUARY 28, 1998

        Net income decreased $898,000 or 35.1% to $1,661,000 for the six-month period ended February 28, 1999 compared to $2,559,000 for the six-month period ended February 28, 1998. Total revenue was $3,800,000 representing an increase of $161,000 or 4.4%, compared to $3,639,000 for the same period of the prior year. Rental and other income increased $178,000, or 5.0%, to $3,761,000 from $3,583,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $1,059,000 or 98.1%, to $2,139,000 for the six-month period ended February 28, 1999, compared to $1,080,000 for the six-month period ended February 28, 1998. This increase in expenses is primarily attributable to an $845,000 or 424.6% increase in professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements and increased legal fees associated with the construction loan facility. The $190,000 or 287.9% increase in general and administrative expenses to $256,000, for the six-month period ended February 28, 1999, compared to $66,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $109,000; increased printing costs of $39,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; $38,000 in state tax payments which were incurred principally during the most recent quarter; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $12,000 or 19.7%, due to a decrease in the number of Board members.

THREE MONTHS ENDED FEBRUARY 28, 1999 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1998

        Net income decreased $736,000 or 59%, to $511,000 for the second quarter ended February 28, 1999 compared to $1,247,000 for the second quarter ended February 28, 1998. Total revenue was $1,887,000 representing an increase of $59,000 or 3.2%, compared to $1,828,000 for the same period of the prior year. Rental and other income increased $70,000 or 3.9%, to $1,870,000 from $1,800,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $795,000, or 136.8%, to $1,376,000 for the quarter ended February 28, 1999 compared to $581,000 for the quarter ended February 28, 1998. This increase in expenses is primarily attributable to an increase of $701,000 or 569.9% in professional fees due to legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements; and increased legal fees associated with the construction loan facility. The $85,000 or 193.2% increase in general and administrative expenses to $129,000, for the second quarter ended February 28, 1999, compared to $44,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $32,000; increased printing costs of $20,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; $23,000 in state tax payments; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $8,000, or 21.6%, due to a decrease in the number of Board members.

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

Dated:  November 16, 1999
        ------------------