Form 10-Q/A
period 1999-05-31
ILM SENIOR LIVING INC /VA
filed 1999-11-22
CIK 847414

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

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                              04-3042283
----------------------                                   ------------------
(State of organization)                                   (I.R.S. Employer
                                                         Identification No.)

8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA                    22102
-------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:         (888) 257-3550
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

Shares of common stock outstanding as of May 31, 1999:  7,520,100.

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

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                  May 31, 1999 (Unaudited) and August 31, 1998
                  (Dollars in thousands, except per share data)

                                                   ASSETS
                                                                   MAY 31, 1999             AUGUST 31, 1998
                                                                   ------------             ---------------
Operating investment properties, at cost:
   Land                                                            $   4,865                     $   4,768
   Building and improvements                                          38,166                        38,166
   Furniture, fixtures and equipment                                   4,948                         4,948
                                                                  ----------                    ----------
                                                                      47,979                        47,882
   Less:  accumulated depreciation                                   (13,096)                      (12,131)
                                                                  ----------                    ----------
                                                                      34,883                        35,751


Unamortized mortgage fees                                              2,256                         2,256
Less: accumulated amortization                                        (2,106)                       (1,937)
                                                                  ----------                    ----------
                                                                         150                           319

Loan origination fees                                                    270                           102
Less:  accumulated amortization                                          (51)                            -
                                                                  ----------                    ----------
                                                                         219                           102

Cash and cash equivalents                                                718                         2,264
Accounts receivable - related party                                      296                           336
Prepaid expenses and other assets                                        136                            89
Deferred rent receivable                                                  22                            49
                                                                  ----------                    ----------
                                                                    $ 36,424                     $  38,910
                                                                  ==========                    ==========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                             $      435                   $       326

Preferred shareholders' minority
   interest in subsidiary                                                132                           125
                                                                  ----------                    ----------
   Total liabilities                                                     567                           451

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      10,000,000 shares authorized,
      7,520,100 shares issued and outstanding                             75                            75
   Additional paid-in capital                                         65,711                        65,711
   Accumulated deficit                                               (29,929)                      (27,327)
                                                                  ----------                    ----------
   Total shareholders' equity                                         35,857                        38,459
                                                                  ----------                    ----------
                                                                    $ 36,424                     $  38,910
                                                                  ==========                    ==========

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)
                (Dollars in thousands, except per share data)

                                                                Nine Months Ended          Three Months Ended
                                                                     May 31,                    May 31,
                                                                     -------                    -------
                                                                1999         1998          1999         1998
                                                                ----         ----          ----         ----
      REVENUES

         Rental and other income                               $5,638       $5,397        $1,877      $1,814
         Interest income                                           48           67             9          11
                                                               ------       ------        ------      ------
                                                                5,686        5,464         1,886       1,825

      EXPENSES

         Depreciation expense                                     965          962           322         321
         Amortization expense                                     220          169            73          56
         General and administrative                               361          156           105          45
         Professional fees                                      1,878          339           834         186
         Directors' compensation                                   69           91            20          30
                                                               ------       ------        ------      ------
                                                                3,493        1,717         1,354         638
                                                               ------       ------        ------      ------

      NET INCOME                                               $2,193       $3,747        $  532      $1,187
                                                               ======       ======        ======      ======


      Basic earnings per share of common stock                $  0.29      $  0.50       $  0.07     $  0.16
                                                              =======      =======       =======     =======


      Cash dividends paid per share of common stock           $  0.64      $  0.59       $  0.22     $  0.20
                                                              =======      =======       =======     =======

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

                             ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

           For the nine months ended May 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                        Common Stock
                                      $.01 Par Value         Additional
                                      --------------           Paid-In         Accumulated
                                   Shares        Amount        Capital           Deficit           Total
                                   ------        ------      -----------       -----------         -----
Shareholders' equity
at August 31, 1997               7,520,100       $ 75           $65,711         $(26,128)         $ 39,658

Cash dividends paid                      -          -                 -           (4,418)           (4,418)

Net income                               -          -                 -            3,747             3,747
                                 ---------       ----           -------         --------          --------

Shareholders' equity
at May 31, 1998                  7,520,100       $ 75           $65,711         $(26,799)         $ 38,987
                                 =========       ====           =======         ========          ========

Shareholders' equity
at August 31, 1998               7,520,100       $ 75           $65,711         $(27,327)         $ 38,459

Cash dividends paid                      -          -                 -           (4,795)           (4,795)

Net income                               -          -                 -            2,193             2,193
                                 ---------       ----           -------         --------          --------

Shareholders' equity
at May 31, 1999                  7,520,100       $ 75           $65,711         $(29,929)         $ 35,857
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

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1999 and 1998 (Unaudited)
                             (Dollars in thousands)

                                                                            Nine Months Ended
                                                                                  May 31,
                                                                                  -------
                                                                          1999              1998
                                                                          ----              ----
Cash flows from operating activities:
    Net income                                                          $  2,193          $ 3,747
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                             1,185            1,131
         Accrued dividends on subsidiary's preferred
            stock                                                              7                6
         Changes in assets and liabilities:
             Accounts receivable - related party                              40           (1,708)
             Prepaid expenses and other assets                               (47)              44
             Deferred rent receivable                                         27               28
             Accounts payable and accrued expenses                            -                32
             Accounts payable - related party                                109              112
                                                                        --------        ---------
                    Net cash provided by operating activities              3,514            3,392
                                                                        --------        ---------

Cash flows used in investing activities:
         Additions to operating investment properties                        (97)            (852)
                                                                        --------        ---------
                           Net cash used in investing activities             (97)            (852)

Cash flows used in financing activities:
         Loan origination fees paid                                         (168)               -
         Cash dividends paid to shareholders                              (4,795)          (4,418)
                                                                        --------        ---------
                            Net cash used in financing activities         (4,963)          (4,418)
                                                                        --------        ---------

Net decrease in cash and cash equivalents                                 (1,546)          (1,878)

Cash and cash equivalents, beginning of period                             2,264            3,136
                                                                        --------        ---------

Cash and cash equivalents, end of period                                 $   718         $  1,258
                                                                         =======         ========

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)

                                   (continued)

2.    OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

         At May 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:

                                                                             Year Facility     Rentable        Resident
     Name                                             Location                   Built        Units (2)     Capacities (2)
     ----                                             --------                   -----        ---------     --------------
     Independence Village of East Lansing             East Lansing, MI           1989            161             162
     Independence Village of Winston-Salem            Winston-Salem, NC          1989            159             161
     Independence Village of Raleigh                  Raleigh, NC                1991            164             205
     Independence Village of Peoria                   Peoria, IL                 1990            166             183
     Crown Pointe Apartments                          Omaha, NE                  1984            135             163
     Sedgwick Plaza Apartments                        Wichita, KS                1984            150             170
     West Shores                                      Hot Springs, AR            1986            136             166
     Villa Santa Barbara (1)                          Santa Barbara, CA          1979            125             125

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

     RECENT DEVELOPMENTS

         On February 7, 1999, the Company entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 1999, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party. As a result, Lease I would have little "going concern" value. There can be no assurance as to whether be consummated or, if consummated, as to the timing thereof. If the merger is consummated, the stockholders of the Company will receive the merger consideration of approximately $12.75 per share, which approximate amount is based, in part, upon the per-share market price of Capital Senior Living Corporation's common stock on February 5, 1999.

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

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1999 VERSUS NINE MONTHS ENDED MAY 31, 1998

     Net income decreased $1,554,000, or 41.5%, to $2,193,000 for the nine-month period ended May 31, 1999 compared to $3,747,000 for the nine-month period ended May 31, 1998. Total revenue was $5,686,000 representing an increase of $222,000, or 4.1%, compared to $5,464,000 for the same period of the prior year. Interest income decreased $19,000 to $48,000, or 28.4%, for the nine-month period ended May 31, 1999 compared to $67,000 for the nine-month period ended May 31, 1998, primarily due to a decrease in cash and cash equivalents. Rental and other income increased $241,000, or 4.5%, to $5,638,000 from $5,397,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $1,776,000, or 103.4%, to $3,493,000 for the nine-month period ended May 31, 1999, compared to $1,717,000 for the nine-month period ended May 31, 1998. This increase in expenses is primarily attributable to an increase in professional fees due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements and increased legal fees associated with the construction loan facility. The $205,000 or 131% increase in general and administrative expenses to $361,000, for the nine-month period ended May 31, 1999, compared to $156,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $142,000; increased printing costs of $48,000 for the annual and quarterly reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $22,000, or 24.2%, due to a decrease in the number of Board members.

THREE MONTHS ENDED MAY 31, 1999 VERSUS THREE MONTHS ENDED MAY 31, 1998

     Net income decreased $655,000, or 55.2%, to $532,000 for the third quarter ended May 31, 1999 compared to $1,187,000 for the third quarter ended May 31, 1998. Total revenue was $1,886,000 representing an increase of $61,000, or 3.3%, compared to $1,825,000 for the same period of the prior year. Rental and other income increased $63,000, or 3.5%, to $1,877,000 from $1,814,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $716,000, or 112.2%, to $1,354,000 for the quarter ended May 31, 1999 compared to $638,000 for the quarter ended May 31, 1998. This increase in expenses is primarily attributable to an increase in professional fees due to legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $60,000 or 133% increase in general and administrative expenses to $105,000, for the third quarter ended May 31, 1999, compared to $45,000 for the same period last year, was due to a variety of factors including increased Director and Officer insurance costs of $34,000; increased printing costs of $8,000 for shareholder reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs. Directors' Compensation decreased $10,000, or 33.3%, due to a decrease in the number of Board members.

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

                                       BY:  ILM SENIOR LIVING, INC.



                                       By: /s/ J. William Sharman, Jr.
                                          ------------------------------
                                          J. William Sharman, Jr.
                                          President and Director

Dated: November 16, 1999
       -----------------