Form 10-K
period 1999-08-31
ILM SENIOR LIVING INC /VA
filed 1999-11-29
CIK 847414

                             ILM SENIOR LIVING, INC.
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ___           SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

      Virginia                                              04-3042283
-----------------------                                    -------------
(State of organization)                                   (I.R.S. Employer
                                                        Identification No.)

8180 Greensboro Drive, Suite 850,  McLean, Virginia                       22102
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:                 888-257-3550
                                                                    ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each
                                                              exchange on which
   Title of each class                                           registered
--------------------------                                   ------------------
          None                                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Shares of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       NO   X.
                                       -----    -----

Shares of common stock outstanding as of August 31, 1999: 7,520,100. The aggregate sales price of the shares sold was $75,201,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Documents                           Form 10-K Reference
  -------------------------------                 -------------------
Prospectus of registrant dated                    Part II, Part IV
June 9, 1989, as supplemented
[33 Act filing #33-27653]

Current Report on Form 8-K of                     Part IV
Registrant dated October 21, 1999

===============================================================================

                            ILM SENIOR LIVING, INC.


                                 1999 FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                         Page
------                                                                                         ----
Item     1            Business..................................................................I-1

Item     2            Properties................................................................I-6

Item     3            Legal Proceedings.........................................................I-6

Item     4            Submission of Matters to a Vote of Security Holders.......................I-8


PART II

Item     5            Market for the Registrant's Shares and Related
                          Stockholder Matters..................................................II-1

Item     6            Selected Financial Data..................................................II-2

Item     7            Management's Discussion and Analysis of Financial Condition
                          and Results of Operations............................................II-3

Item     8            Financial Statements and Supplementary Data..............................II-9

Item     9            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................II-9


PART III

Item     10           Directors and Executive Officers of the Registrant......................III-1

Item     11           Executive Compensation..................................................III-2

Item     12           Security Ownership of Certain Beneficial Owners and Management..........III-2

Item     13           Certain Relationships and Related Transactions..........................III-3

PART IV

Item     14           Exhibits, Financial Statement Schedules and Reports on Form 8-K..........IV-1

Signatures            .........................................................................IV-2

Index to Exhibits     .........................................................................IV-3

Financial Statements and Supplementary Data..................................................F1-F23

                             ILM SENIOR LIVING, INC.


                                     PART I

ITEM 1. BUSINESS
----------------
         ILM Senior Living, Inc. (the "Company") was incorporated on March 6, 1989 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Fund, Inc., for the purpose of making construction and participating mortgage loans secured by rental housing complexes for independent senior citizens ("Senior Housing Facilities"). On June 21, 1989, the Company sold to the public in a registered initial offering pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration Statement No. 33-27653), 7,520,100 shares of common stock, $.01 par value. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

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

         The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by senior housing facilities ("Senior Housing Facilities") located in seven states. All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the development, acquisition and operation of Senior Housing Facilities, and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

         During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding Settlement Agreement between the Company, AHC and Angeles was reached whereby ownership of the Senior Housing Facilities would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the Senior Housing Facilities owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding, which is now a subsidiary of the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities.

                            ILM SENIOR LIVING, INC.

-----------------------------

         ILM Holding, Inc., a majority-owned subsidiary of the Company, now holds title to the eight Senior Housing Facilities, which comprise the balance of the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

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

         With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the Preferred Stock in ILM Holding totaled $23,000 and $14,000, respectively.

          As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. The management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the Company's existing Shareholders while maintaining its qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities under the terms of a facilities lease agreement (the "Facilities Lease Agreement"). All of the shares of capital stock in Lease I were distributed to the holders of record of the Company's common stock and the Senior Housing Facilities were leased to Lease I effective September 1, 1995. Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission. All responsibility for the day-to-day management of the Senior Housing Facilities, including administration of the property management agreement with AHC, was transferred to Lease I. On July 29, 1996, the management agreement with AHC was terminated and Lease I retained Capital Senior Management 2, Inc. ("Capital") to be the new property manager of its Senior Housing Facilities pursuant to a management agreement (the "Management Agreement"). Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen

                            ILM SENIOR LIVING, INC.

-----------------------------

currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party.

RECENT DEVELOPMENTS

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                            ILM SENIOR LIVING, INC.

-----------------------------

     At August 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The Company's investments as of August 31, 1999 are described below:

                                                                                  Year
                                                                    Date of     Facility     Rentable       Resident
      PROPERTY NAME AND LOCATION (1)          TYPE OF PROPERTY     INVESTMENT    BUILT       UNITS (3)   CAPACITIES(3)
      ------------------------------          ----------------     ----------    -----       ---------   -------------
Independence Village of Winston-Salem        Senior Housing        6/29/89         1989        159        161
Winston-Salem, NC                            Facility

Independence Village of East Lansing         Senior Housing        6/29/89         1989        161        162
East Lansing, MI                             Facility

Independence Village of Raleigh              Senior Housing        4/29/91         1991        164        205
Raleigh, NC                                  Facility

Independence Village of Peoria               Senior Housing        11/30/90        1990        166        183
Peoria, IL                                   Facility

Crown Pointe Apartments                      Senior Housing        2/14/90         1984        135        163
Omaha, NE                                    Facility

Sedgwick Plaza Apartments                    Senior Housing        2/14/90         1984        150        170
Wichita, KS                                  Facility

West Shores                                  Senior Housing        12/14/90        1986        136        166
Hot Springs, AR                              Facility

Villa Santa Barbara (2)                      Senior Housing        7/13/92         1979        125        125
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

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.



        The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior

                            ILM SENIOR LIVING, INC.

-----------------------------

Housing Facilities. During the term of the Facilities Lease Agreement, which was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999, Lease I pays annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800 per year. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. For the fiscal years ended August 31, 1999 and 1998, variable rent was $1,164,000 and $894,000, respectively.

         The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The Senior Housing Facilities are located in areas with significant senior citizen populations and, as a result, there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company is engaged solely in the business of real estate investment. Therefore, presentation of information about industry segments is not applicable.

         The Company originally expected to liquidate its investments after a period of approximately ten years, although under the terms of its organizational documents property sales may occur at earlier or later dates. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. Because the Directors believe that disposition of the Company's assets by December 31, 1999, would result in such under-realization, and because the merger with Capital Senior Living Corporation is presently anticipated to occur in the first quarter of calendar year 2000, on November 16, 1999, the Company's Board of Directors voted to extend the term of the Company on a month-to-month basis. If the merger does not occur, the Company's Board of Directors presently expects to extend the term of the Company until December 31, 2001. On November 16, 1999, the Company's Board of Directors also voted to cause ILM Holding to extend the Facilities Lease Agreement with Lease I on a month-to-month basis. The net proceeds of any sale transactions are expected to be distributed to the Shareholders, so that the Company will, in effect, be self-liquidating.

         Through June 18, 1997 and subject to the supervision of the Company's Board of Directors, assistance in the management of the business of the Company was provided by PaineWebber. PaineWebber resigned from this position effective as of June 18, 1997, although PaineWebber agreed to provide certain administrative services to the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Cohen & Steers, Greenberg Traurig, Fleet Bank, Ernst & Young LLP and MAVRICC Management Systems, Inc.

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

                            ILM SENIOR LIVING, INC.


ITEM 2.  PROPERTIES
-------------------
         As of August 31, 1999, the Company has interests in the eight operating properties referred to under Item 1 above, to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 1999 along with an average for the year are presented below for each property:

                                                               AVERAGE QUARTERLY OCCUPANCY
                                 -------------------------------------------------------------------------------
                                                                                             Fiscal 1999
                                   11/30/98        2/28/99       5/31/99       8/31/99         AVERAGE
                                   --------        -------       -------       -------       ------------
Independence Village
of Winston-Salem                     92%            94%            93%            96%            94%

Independence Village
of East Lansing                      94%            89%            87%            87%            89%

Independence Village of Raleigh      95%            94%            95%            97%            95%

Independence Village of Peoria       98%            98%            98%            95%            97%

Crown Pointe Apartments              98%            98%            96%            93%            96%

Sedgwick Plaza Apartments            94%            91%            89%            87%            90%

West Shores                          97%            94%            97%            97%            96%

Villa Santa Barbara                  97%            99%            97%            97%            98%


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

TERMINATION OF MANAGEMENT CONTRACT WITH AHC
--------------------------------------------

         On July 29, 1996, Lease I and ILM Holding (collectively for this Item 3, the "Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding. The management agreement was terminated for "cause" pursuant to the contract. Simultaneously, with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

         Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of the termination fee in the amount of $1,250,000, payment of management fees pursuant to the management agreement from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorneys' fees and expenses.

                            ILM SENIOR LIVING, INC.

--------------------------------------

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

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

OTHER LITIGATION
----------------

         On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM II in the Supreme Court of the State of New York, County of New York naming the Company, ILM II and their Directors as defendants. The class action complaint alleged that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM II, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM II, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company and its co-defendants moved to dismiss the complaint on all counts.

         On December 8, 1998, the Court granted the Company's dismissal motion in part but afforded the plaintiffs leave to amend their complaint. In doing so, the Court accepted the Company's position that all claims relating to the derivative actions were filed improperly. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs to amend their claims to assert claims alleging that the defendants injured shareholders without injuring the Company as a whole.

         On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the Company and the Board of Directors responded to that amended

                            ILM SENIOR LIVING, INC.

--------------------------------------

complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in the summer of 1999.

         On March 9, 1999, the Feldman plaintiffs filed a second amended complaint, which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint filed by the plaintiffs, on June 7, 1999 the Court issued an order dismissing the plaintiffs' federal security claims but denying the motion to dismiss plaintiffs' claims for breach of fiduciary duty and judicial dissolution, which motion was addressed to the pleadings and not to the merits of the action.

         On June 21, 1999, the Company and its co-defendants answered the second amended complaint and denied any and all liability and moved for reconsideration of the portion of the Court's June 7, 1999 order denying their motion to dismiss. In response to discovery requests, the Company, ILM II and others produced documents to the plaintiffs and depositions of current and former directors and others were taken. Discovery was completed as of July 1, 1999.

         On July 2, 1999, the parties to this action came to an agreement-in-principle to settle the action. On August 3, 1999, the parties entered into a Stipulation of Settlement and on August 11, 1999, the Court signed an order preliminarily approving the Stipulation and providing for notice of the Stipulation to the proposed settlement class.

         On September 30, 1999, the Court conducted a hearing and on October 4, 1999 issued an order certifying a settlement class and approving the proposed settlement as fair, reasonable and adequate, subject to the condition that certain modifications be made to the Stipulation of Settlement and any related documents filed with the Court on or before October 15, 1999.

         On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger with Capital Senior Living Corporation is not consummated and if the Company and ILM II enter into a transaction having similar effect to the merger with a third party, then the Company and ILM II are responsible for such fees and expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

                            ILM SENIOR LIVING, INC.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

         During the public offering period, which commenced on June 21, 1989 and ended on July 21, 1989, the selling price of the shares of common stock was $10 per share. At August 31, 1999, there were 4,509 record holders of the Company's shares. There is no public market for the resale of the shares, and it is not anticipated that a public market will develop. While shares of the Company were designed for long-term holding, they may possibly be traded through a secondary market resale. The shares do not trade on an established exchange and the only market that has developed is an informal secondary market; therefore, little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent. In addition, the Company's Articles of Incorporation restrict ownership of more than 9.8% of the Company's outstanding shares by one investor. These restrictions are designed to ensure the Company does not violate certain share accumulation restrictions imposed by the Internal Revenue Code on REITs.

         The Company makes quarterly distributions, payable within 45 days after the end of each fiscal quarter, to Shareholders of record on the record date for such quarter as determined by the Directors. The Company intends to make distributions to shareholders in an amount equal to at least 95% of its taxable income in order to continue to qualify as a REIT. Reference is made to Item 6 below for the amount of cash dividends paid per share of common stock during fiscal 1999.

         On June 4, 1998, an unsolicited tender offer was filed on Schedule 14D-1 to purchase up to 700,000 outstanding shares of the Company's common stock representing approximately 9.3% of the outstanding shares at $7.00 per share. On June 11, 1998, the offer was increased to $8.00 per share. On June 17, 1998, the Company filed a response on Schedule 14D-9, which response was amended on July 7, 1998, stating that the Company's Board of Directors unanimously concluded that the offer is inadequate and not in the best interests of the Company and its shareholders. Accordingly, the Board unanimously recommended that the Company's Shareholders reject the offer and not tender their shares.

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. The Facilities Lease Agreement was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                            ILM SENIOR LIVING, INC.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                             ILM SENIOR LIVING, INC.
         For the years ended August 31, 1999, 1998, 1997, 1996 and 1995
                  (Dollars in thousands, except per share data)


                                                  1999      1998     1997(1)    1996       1995
                                                   ----      ----     -------    ----       ----
Revenues                                        $ 7,597   $ 7,320   $ 6,805   $   129    $   174

Operating income (loss)                           2,961     4,723     3,834      (641)      (954)

Equity in income from properties
securing mortgage loans                              --        --         --    4,756      5,053
                                                --------  --------  --------   --------  --------

Net income                                      $ 2,961   $ 4,723   $ 3,834   $ 4,115    $ 4,099
                                                --------  --------  --------   --------  --------
                                                --------  --------  --------   --------  --------


Earnings per share of common stock              $  0.39   $  0.63   $  0.51   $  0.55    $  0.54
                                                --------  --------  --------   --------  --------
                                                --------  --------  --------   --------  --------

Cash dividends paid
per share of common stock                       $  0.85   $  0.79   $  0.74   $  0.70    $  0.71
                                                --------  --------  --------   --------  --------
                                                --------  --------  --------   --------  --------



                                                                          AUGUST 31
                                                                          ---------
                                                 1999      1998       1997        1996        1995
                                                 -----     -----      -----       -----       -----
Total assets                                     $ 37,962  $ 38,910   $ 40,033    $ 41,451    $ 3,489
                                                 ========  ========   =========   =========   =======

SHARES OUTSTANDING                              7,520,100 7,520,100  7,520,100   7,520,100  7,520,100


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

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

         The Company offered shares of its common stock to the public from June 21, 1989 to July 21, 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. Capital contributions of $75,201,000 were received by the Company (including $201,000 contributed by PaineWebber) and, after deducting selling expenses and offering costs and allowing for adequate cash reserves, approximately $62.8 million was available to be invested in participating first mortgage loans secured by Senior Housing Facilities. The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by Senior Housing Facilities located in seven states. All of the loans made by the Company were originally with AHC. AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Its parent company, Angeles, subsequently filed for bankruptcy. In fiscal 1994, a Settlement Agreement was executed whereby ownership of the Senior Housing Facilities was transferred from AHC to certain designated affiliates of the Company which were majority owned by the Company. Subsequently, these affiliates were merged into ILM Holding, which is now a subsidiary of the Company. ILM Holding holds title to the eight Senior Housing Facilities which comprise the balance of operating investment properties in the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of the management agreement. As discussed further below, the management agreement with AHC was terminated in July 1996.

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

         The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal years 1999 and 1998 was $1,164,000 and $894,000, respectively.

         The assumption of ownership of the Senior Housing Facilities through ILM Holding, which was a so-called "C" corporation for tax purposes at the time of assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the Senior Housing Facilities were held by a C corporation.

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

         The Company completed its restructuring plans by qualifying ILM Holding as a REIT for Federal tax purposes. In connection with these plans, on November 21, 1996, the Company requested that PaineWebber sell all of its stock held in ILM Holding to the Company for a price equal to the fair market value of the 1% economic interest in ILM Holding represented by the common stock. On January 10, 1997, this transfer of the common stock of ILM Holding was completed at an agreed upon fair value of $46,000. With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statements of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the Preferred Stock in ILM Holding totaled $23,000 and $14,000, respectively.

         Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the Senior Housing Facilities were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within one year, the Senior Housing Facilities may not be held for an additional ten years. The Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. On November 16, 1999, the Company's Board of Directors voted to extend the term of the Company and the Facilities Lease Agreement with Lease I on a month-to-month basis commencing December 31, 1999. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the Senior Housing Facilities were sold. Based on this increase of values during the time that ILM Holding was operated as a regular C corporation, a sale within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million, which could be reduced by $2.45 million using available net operating loss carryforwards of ILM Holding of approximately $7.2 million.

         ILM Holding has acquired the respective operating properties subject to, and assumed the obligations under, the mortgage loans payable to the Company, pursuant to the 1997 Settlement Agreement with AHC. The principal balance of each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. Since ILM Holding is consolidated with the Company in the accompanying consolidated financial statements for fiscal years 1999 and 1998, the mortgage loans and related interest expense have been eliminated in consolidation.

         Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at August 31, 1999. As a result, the Company is expected to recover the full amount that would be due under the loans upon the sale of the Senior Housing Facilities.

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998 served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs.

On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         The eight Senior Housing Facilities in which the Company has invested averaged 94% and 96% occupancy for the fiscal years ended August 31, 1999 and 1998, respectively. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997. Accordingly, ILM Holding received variable rent payments in fiscal 1999 and 1998 in the amounts of $1,164,000 and $894,000, respectively. As a result of the status of the Company's net operating cash flow under the current Facilities Lease Agreement, the Company increased its quarterly dividend payment from $0.1875 per share to $0.20 per share effective with the dividend paid in January 1998 for the quarter ended November 30, 1997. The Company increased its quarterly dividend payment to $0.2125 per share effective with the dividend paid on October 15, 1998 for the quarter ended August 31, 1998.

         The Company and ILM II have been pursuing the potential for future expansion of several of the Senior Housing Facilities which are located in areas that have particularly strong markets for senior housing to increase cash flow and shareholder value. Potential expansion candidates include the facilities located in Raleigh, North Carolina, East Lansing, Michigan, Omaha, Nebraska, Peoria, Illinois and Hot Springs, Arkansas. During fiscal year 1997, approximately two acres of land adjacent to the Raleigh facility were purchased and during fiscal 1998, approximately two acres of land located adjacent to the East Lansing facility and approximately two and one-half

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

acres of land located adjacent to the Omaha facility were acquired by ILM Holding. Also included in Land on the accompanying consolidated balance sheets are significant pre-construction design and planning costs incurred at existing facilities for possible future expansions. The Hot Springs facility includes a vacant parcel of approximately two acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction cost evaluations are underway for expansions of the facilities located in Raleigh and Omaha.

         Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. Depending on the extent of any expansions deemed appropriate, such plans would result in the need for substantial capital.

         The Company secured a construction loan facility with a major bank that provides the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Loan origination costs in connection with this loan facility are being amortized over the life of the loan.

         On June 7, 1999, the Company borrowed approximately $2.1 million under the construction loan facility to fund the pre-construction capital costs incurred through April 1999 of the potential expansions of the Senior Housing Facilities. As of August 31, 1999, approximately $22.4 million of the construction loan facility is unused and available.

         At August 31, 1999, the Company had cash and cash equivalents of $2,615,000 compared to $2,264,000 at August 31, 1998. The increase in cash of approximately $351,000 is primarily due to borrowing of approximately $2.1 million under the construction loan facility offset by costs incurred due to the potential merger transaction with Capital Senior Living Corporation. Such amounts will be used for the working capital requirements of the Company, along with the possible investment in the Senior Housing Facilities owned by ILM Holding for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at lease 95% of its taxable income to its Shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

         While the Company has potential liabilities pending due to ongoing litigation against the Company, the eventual outcome of this litigation cannot presently be determined. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

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

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

1999 COMPARED TO 1998
---------------------

         Net income decreased $1,762,000, or 37.3%, to $2,961,000 for the fiscal year ended August 31, 1999, compared to $4,723,000 for the fiscal year ended August 31, 1998. Total revenue was $7,597,000 for fiscal year 1999, representing an increase in revenue of $277,000, or 3.8%, compared to total revenue of $7,320,000 for fiscal year 1998. Interest income decreased $26,000, or 26.5%, to $72,000 for the year ended August 31, 1999, compared to $98,000 for the same period last year, primarily due to a decrease in cash and cash equivalents throughout most of fiscal year 1999. Rental and other income increased $303,000, or 4.2%, to $7,525,000 from $7,222,000 last year, primarily due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $2,039,000, or 78.5%, to $4,636,000 for the fiscal year ended August 31, 1999, compared to $2,597,000 for the fiscal year ended August 31, 1998. This increase in expenses was primarily attributable to an increase in professional fees of $1,719,000, or 255.0%, due to increased legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 1 to the financial statements, and increased legal fees associated with finalizing the construction loan facility. General and administrative expenses increased $265,000 to $559,000, or 90.1%, for the fiscal year ended August 31, 1999, compared to $294,000 for the same period last year, due to a variety of factors including increased Director and Officer insurance costs of $147,000; increased printing costs of $149,000 due to the potential merger transaction with Capital Senior Living Corporation, offset by a $64,000 decrease in postage and mailing costs and minor increases and decreases in other general and administrative costs. Directors' compensation decreased $29,000, or 25.0%, due to a decrease in the number of Board members.

1998 COMPARED TO 1997
---------------------

         Net income increased $889,000, or 23.2%, to $4,723,000 for the fiscal year ended August 31, 1998, compared to $3,834,000 for the fiscal year ended August 31, 1997. Total revenue was $7,320,000 for fiscal year 1998, representing an increase in revenue of $515,000, or 7.6%, compared to total revenue of $6,805,000 for fiscal year 1997. Interest income decreased $64,000, or 39.5%, to $98,000 for the twelve-months ended August 31, 1998, compared to $162,000 for the same period last year, primarily due to a decrease in cash and cash equivalents. Rental and other income increased $579,000, or 8.7%, to $7,222,000 from $6,643,000 last year, primarily due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $374,000, or 12.6%, to $2,597,000 for the fiscal year ended August 31, 1998, compared to $2,971,000 for the fiscal year ended August 31, 1997. This decrease in expenses was primarily attributable to a decrease in general and administrative expenses of $572,000, or 66.1%, due in part, to reductions in advisory fees, reimbursable costs and ILM Holding restructuring costs; offset by an increase in professional fees of $229,000, or 51.5%, associated with restructuring advice provided by the independent investment banking firm and increased legal fees. Directors' compensation increased $34,000, or 41.5%, as a result of more frequent Board of Directors meetings.

INFLATION
---------

         The Company completed its tenth full year of operations in fiscal 1999. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the Company's investments in the Senior Housing Facilities. Under the terms of the Facilities Lease Agreement, as discussed further above, the Company, through its consolidated affiliate, ILM Holding, earned additional rental income based on increases in the gross revenues of the related operating properties beginning in January 1997. Such gross revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow.

                            ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
-------------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

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

         (a) and (b) the names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:


       NAME                       OFFICE              AGE      DATES OF OFFICE
J. William Sharman, Jr      President and Director     59     6/9/89 **-present
Jeffry R. Dwyer             Secretary and Director     53     6/9/89*-present
Carl J. Schramm             Director                   53     12/5/96-present

          *  The date of incorporation of the Company.

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

          (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         J. WILLIAM SHARMAN, JR. has served as a Director of the Company since its inception in 1989 and was appointed President, succeeding Mr. Cohen, on July 28, 1998. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company, Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM II and Director of Lease I and Lease II. He has a Bachelor of Science degree from the University of Notre Dame.

         JEFFRY R. DWYER has served as Secretary and a Director of the Company since its inception in 1989. Mr. Dwyer has been a shareholder of the law firm of Greenberg Traurig since June 1997. In May 1997, Greenberg Traurig began acting as Counsel to the Company and its affiliates. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM II and President, Secretary and a Director of Lease I and Lease II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and has taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.


                                     III-1

                            ILM SENIOR LIVING, INC.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)
------------------------------------------------------------------------
         CARL J. SCHRAMM was appointed to fill a newly created seat on the Company's Board of Directors as of December 5, 1996. Mr. Schramm is President of Greenspring Advisors, Inc., a consulting and investment advisory firm serving clients in the managed care, health insurance and health information industries. From 1993 to 1995, Mr. Schramm served as Executive Vice President of Fortis, Inc., a diversified insurance and financial services company. From 1987 through 1992, Mr. Schramm was President of the Health Insurance Association of America, the national trade association of commercial health underwriters. Mr. Schramm currently serves on the boards of HCIA, Inc., the Rochdale Insurance Group, Health Process Management and Post Acute Care, L.L.C. Mr. Schramm holds a Ph.D. in Economics from the University of Wisconsin and received his J.D. from Georgetown University. Mr. Schramm also presently serves as a Director of ILM II.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1999, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The Company's Directors each receive an annual fee of $12,000 (except for J. William Sharman, Jr., President and Director, who receives $27,000) plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer is a shareholder of and receives compensation from Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former Officers of the Company who were also Officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Companies the former Officers resigned effective the same date, therefore, no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was President, Chief Executive Officer and a Director of the Company until July 28, 1998, also received compensation from Capital Senior Living Corporation, an affiliate of Capital, a related party through July 28, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         (a) As of the date hereof, no person of record owns or is known by the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company.

         (b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares of the Company's common stock as of the date hereof.

         (c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.


                                     III-2

                            ILM SENIOR LIVING, INC.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed, PaineWebber resigned effective as of June 18, 1997.

         PaineWebber received fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the shares, the management of the Company and the acquisition, management and disposition of the Company's investments. The type of compensation to be paid by the Company to PaineWebber under the terms of the advisory agreement was as follows.

(i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive Fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. For the years ended August 31, 1999, 1998 and 1997, PaineWebber earned base management fees totaling $0, $0 and $70,000, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

         PaineWebber was reimbursed for their direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1999, 1998 and 1997, is $0, $0 and $155,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins  Institutional  Investors,  Inc.
("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. During fiscal years 1999, 1998 and 1997,


                                     III-3

                            ILM SENIOR LIVING, INC.

--------------------------------------------------------------------

Mitchell Hutchins earned $0, $0 and $9,000 (included in general and administrative expenses) for managing the Company's cash assets, respectively.

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

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the terms of the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the years ended August 31, 1999 and 1998, Capital earned property management fees from Lease I of $1,011,000 and $919,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $41,000 and $212,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig earned fees from the Company of $1,315,000 and $214,000, respectively.


                                     III-4

                            ILM SENIOR LIVING, INC.

                                     PART IV
                                    ----------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

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

              (b) The Company filed a Current Report on Form 8-K dated October
                  21, 1999 announcing that the Company had entered into an amended and restated agreement and plan of merger with Capital Senior Living Corporation.

                  The Company filed a Current Report on Form 8-K dated August 13, 1999 announcing that a Stipulation of Settlement was reached in the Feldman litigation.

                  The Company filed a Current Report on Form 8-K dated February 7, 1999 reporting that the Company entered into an Agreement and Plan of Merger with Capital Senior Living Corporation.

              (c) Exhibits:

                           See (a) (3) above.

              (d) Financial Statement Schedules:

                           The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                            ILM SENIOR LIVING, INC.


                                   SIGNATURES
                                  ------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ILM SENIOR LIVING, INC.

                                             By: /S/ J. William Sharman, Jr.
                                                ----------------------------
                                                 J. William Sharman, Jr.
                                                 President and Chief Executive
                                                 Officer

Dated: November 23, 1999
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By: /S/ J. WILLIAM SHARMAN              Date:  NOVEMBER 23, 1999
    ------------------------                   -----------------
     J. William Sharman, Jr.
     Director

By: /S/ JEFFRY R. DWYER                 Date: NOVEMBER 23, 1999
   -------------------------                  -----------------
     Jeffry R. Dwyer
     Director

By:  /S/ CARL J. SCHRAMM                Date: NOVEMBER 22, 1999
   -------------------------                  -----------------
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

                                          Contracts regarding retention by ILM      Filed as Exhibits 1 and 2 to
                                          I Lease Corporation of Capital            the Current Report on Form
                                          Senior Management 2, Inc., as             8-K dated July 18, 1996 and
                                          property manager.                         incorporated herein by
                                                                                    reference.

(13)                                      Annual Reports to Stockholders            No  Annual  Report  for  the  year
                                                                                    ended  August  31,  1999  has been
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


                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                             ILM SENIOR LIVING, INC.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                          REFERENCE
                                                                                                          ---------
ILM SENIOR LIVING, INC.:
     Report of Independent Auditors                                                                             F-2

     Consolidated Balance Sheets as of August 31, 1999 and 1998                                                 F-3

     Consolidated Statements of Income for the years ended August 31, 1999, 1998 and 1997                       F-4

     Consolidated Statements of Changes in Shareholders' Equity for the years ended August 31, 1999,
     1998 and 1997                                                                                              F-5

     Consolidated Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997                   F-6

     Notes to Consolidated Financial Statements                                                                 F-7

SCHEDULE:

     Schedule III - Real Estate and Accumulated Depreciation                                                   F-21

         Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM Senior Living, Inc.:

     We have audited the accompanying consolidated balance sheets of ILM Senior Living, Inc. and subsidiary as of August 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILM Senior Living, Inc. and subsidiary at August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

Dallas, Texas
October 22, 1999,
except for Notes 5 and 1, as to which the date is November 5 and 16, 1999, respectively

                             ILM SENIOR LIVING, INC.

                          CONSOLIDATED BALANCE SHEETS
                            August 31, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                     ASSETS
                                    --------

                                                                     1999           1998
                                                                 -----------    -----------
Operating investment properties, at cost:

   Land                                                           $  4,921      $  4,768
   Building and improvements                                        38,197        38,166
   Furniture, fixtures and equipment                                 4,948         4,948
                                                                  --------      --------
                                                                    48,066        47,882
   Less: accumulated depreciation                                  (13,417)      (12,131)
                                                                   --------      --------
                                                                    34,649        35,751

Mortgage placement fees                                              2,256         2,256
Less: accumulated amortization                                      (2,163)       (1,937)
                                                                  --------      --------
                                                                        93           319

Loan origination fees                                                  272           102
Less: accumulated amortization                                         (85)           --
                                                                  --------      --------
                                                                       187           102

Cash and cash equivalents                                            2,615         2,264
Accounts receivable - related party                                    306           336
Prepaid expenses and other assets                                      100            89
Deferred rent receivable                                                12            49
                                                                  --------      --------
                                                                  $ 37,962      $ 38,910
                                                                  --------      --------
                                                                  --------      --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                  365           259
Accounts payable - related party                                       343            67
Construction loan payable                                            2,093            --
Preferred shareholders' minority
   interest in consolidated subsidiary
   Total liabilities                                                   134           125
                                                                  --------      --------
                                                                     2,935           451

Commitments and contingencies

Shareholders' equity:

   Common stock, $0.01 par value, 10,000,000 shares authorized,
     7,520,100 shares issued and outstanding                            75            75
   Additional paid-in capital                                       65,711        65,711
   Accumulated deficit                                             (30,759)      (27,327)
                                                                  --------      --------
   Total shareholders' equity                                     $ 35,027        38,459
                                                                  --------      --------
                                                                  $ 37,962        38,910
                                                                  --------      --------
                                                                  --------      --------


                             See accompanying notes.

                            ILM SENIOR LIVING, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended August 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)

                                                            1999       1998      1997
                                                          --------   --------  -------
REVENUES:

   Rental and other income                                $7,525     $7,222     $6,643
   Interest income                                            72         98        162
                                                          ------     ------     ------
                                                           7,597      7,320      6,805

EXPENSES:

   Depreciation expense                                    1,286      1,287      1,282
   Amortization expense                                      311        226        226
   Management fees                                             -          -         70
   General and administrative                                559        294        866
   Professional fees                                       2,393        674        445
   Directors' compensation                                    87        116         82
                                                          ------     ------     ------
                                                           4,636      2,597      2,971
                                                          ------     ------     ------

NET INCOME                                                $2,961     $4,723     $3,834
                                                          ------     ------     ------
                                                          ------     ------     ------

Earnings per share of common stock                        $ 0.39     $ 0.63     $ 0.51
                                                          ------     ------     ------
                                                          ------     ------     ------

Cash dividends paid per share of common stock             $ 0.85     $ 0.79     $ 0.74
                                                          ------     ------     ------
                                                          ------     ------     ------


     The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during the year.








                             See accompanying notes.

                            ILM SENIOR LIVING, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                              COMMON STOCK
                                             $.01 PAR VALUE        ADDITIONAL
                                      -------------------------     PAID-IN       ACCUMULATED
                                        SHARES         AMOUNT        CAPITAL         DEFICIT        TOTAL
                                      ------------  ------------  -------------  -------------  ------------
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996                        7,520,100         $ 75      $  65,711     $ (24,418)     $  41,368

Cash dividends paid                         --            --            --          (5,544)        (5,544)

Net income                                  --            --            --           3,834          3,834
                                       ---------        -----      ---------     ---------      ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1997                        7,520,100           75         65,711       (26,128)        39,658

Cash dividends paid                         --            --            --          (5,922)        (5,922)

Net income                                  --            --            --           4,723          4,723
                                       ---------        -----      ---------     ---------      ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                        7,520,100           75         65,711       (27,327)        38,459

Cash dividends paid                         --            --            --          (6,393)        (6,393)

Net income                                  --            --            --           2,961          2,961
                                       ---------        -----      ---------     ---------      ---------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1999                        7,520,100         $ 75      $  65,711     $ (30,759)     $  35,027
                                       ---------        -----      ---------     ---------      ---------
                                       ---------        -----      ---------     ---------      ---------









                             See accompanying notes.

                            ILM SENIOR LIVING, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1999, 1998, and 1997
                                 (In thousands)

                                                                 1999          1998          1997
                                                              -----------   -----------   ----------
Cash flows from operating activities:

   Net income                                                   $ 2,961      $ 4,723      $ 3,834
   Adjustments to reconcile net income to net cash provided
     by operating activities:

       Depreciation and amortization                              1,597        1,513        1,508
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                        9            9          116
       Changes in assets and liabilities:
         Interest and other receivables                            --           --            397
         Accounts receivable - related party                         30         (220)         232
         Prepaid expenses and other assets                          (11)          18          (97)
         Deferred rent receivable                                    37           37           37
         Accounts payable - related party                           276          (93)          71
         Accounts payable and accrued expenses                      106          160          105
                                                                -------      -------      -------
              Net cash provided by operating
              activities                                          5,005        6,147        6,203
                                                                -------      -------      -------

Cash flows used in investing activities:
   ILM Holding acquired cash balance                               --           --            400
   Additions to operating investment properties                    (184)        (995)        (533)
                                                                -------      -------      -------
              Net cash used in investing activities                (184)        (995)        (133)
                                                                -------      -------      -------

Cash flows used in financing activities:
   Loan origination fees paid                                      (170)        (102)        --
   Proceeds from construction loan facility                       2,093         --           --
   Cash dividends paid to shareholders                           (6,393)      (5,922)      (5,544)
                                                                -------      -------      -------
              Net cash used in financing activities              (4,470)      (6,024)      (5,544)
                                                                -------      -------      -------

Net increase (decrease) in cash and cash equivalents                351         (872)         526

Cash and cash equivalents, beginning of year                      2,264        3,136        2,610
                                                                -------      -------      -------

Cash and cash equivalents, end of year                          $ 2,615      $ 2,264      $ 3,136
                                                                -------      -------      -------
                                                                -------      -------      -------

Cash paid for state income taxes                                $    42      $    13      $  --
                                                                -------      -------      -------
                                                                -------      -------      -------

Cash paid for interest                                          $    20      $  --        $  --
                                                                -------      -------      -------
                                                                -------      -------      -------



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                 August 31, 1999

1.  NATURE OF OPERATIONS, RESTRUCTURING, AND BASIS OF PRESENTATION
    --------------------------------------------------------------

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

          The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by senior housing facilities ("Senior Housing Facilities") located in seven states. All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the development, acquisition and operation of Senior Housing Facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

           During the quarter ended February 28, 1993, Angeles announced that it was experiencing liquidity problems that resulted in the inability to meet its obligations. Subsequent to such announcements, AHC defaulted on the regularly scheduled mortgage loan payments due to the Company on March 1, 1993. Subsequent to March 1993, payments toward the debt service owed on the Company's loans were limited to the net cash flow of the operating investment properties. On May 3, 1993, Angeles filed for reorganization under a Chapter 11 Federal Bankruptcy petition filed in the state of California. AHC did not file for reorganization. The Company retained special counsel and held extensive discussions with AHC concerning the default status of its loans. During the fourth quarter of fiscal 1993, a non-binding Settlement Agreement between the Company, AHC and Angeles was reached whereby ownership of the Senior Housing Facilities would be transferred from AHC to the Company or its designated affiliates. Under the terms of the Settlement Agreement, the Company would release AHC and Angeles from certain obligations under the loans. On April 27, 1994, each of the Senior Housing Facilities owned by AHC and securing the loans was transferred (collectively, "the Transfers") to newly-created special purpose corporations affiliated with the Company (collectively, "the Property Companies"). The Transfers had an effective date of April 1, 1994 and were made pursuant to the Settlement Agreement entered into on February 17, 1994 ("the Settlement Agreement") between the Company and AHC which had previously been approved by the bankruptcy court handling the bankruptcy case of Angeles. All of the capital stock of each Property Company was held by ILM Holding, Inc. ("ILM Holding"), a Virginia corporation. In August 1995, each of the Property Companies merged into ILM Holding, which is now a subsidiary of the Company. As a result, ownership of the Senior Housing Facilities is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities.

          ILM Holding now holds title to the eight Senior Housing Facilities, which comprise the balance of the operating investment properties on the accompanying consolidated balance sheets, subject to certain mortgage loans payable to the Company. Such mortgage loans and the related interest expense are eliminated in the consolidation of the financial statements of the Company. The capital stock of ILM Holding was originally owned by the Company and PaineWebber. ILM Holding had issued 100 shares of Series A Preferred Stock to the Company in return for a capital contribution in the amount of $7,000. The common stock represented approximately 99 percent of the voting power and 1 percent of the economic interest in ILM Holding, while the preferred stock represented approximately 1 percent of the voting power and 99 percent of the economic interest in ILM Holding.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999

1.  NATURE OF OPERATIONS, RESTRUCTURING, AND BASIS OF PRESENTATION (CONTINUED)
    ---------------------------------------------------------------------------

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

          With this transfer completed, effective January 23, 1997, ILM Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of a new class of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. The Company recorded the contribution of the Preferred Stock in ILM Holding to the charitable organizations at the amount of the initial liquidation preference of $111,000. Such amount is included in general and administrative expense in the accompanying consolidated statement of income for the year ended August 31, 1997. Cumulative dividends accrued as of August 31, 1999 and 1998, on the Preferred Stock in ILM Holding totaled $23,000 and $14,000, respectively.

          As part of the fiscal 1994 Settlement Agreement with AHC, ILM Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement. As discussed further in Note 5, the management agreement with AHC was terminated in July 1996. Subsequent to the effective date of the Settlement Agreement with AHC, management investigated and evaluated the available options for structuring the ownership of the Senior Housing Facilities in order to maximize the potential returns to the existing shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code (see Note 2). As discussed further in Note 4, on September 12, 1994, the Company formed a new subsidiary, ILM I Lease Corporation ("Lease I"), for the purpose of operating the Senior Housing Facilities. On September 1, 1995, after the Company received the required regulatory approval, the Company distributed all of the shares of capital stock of Lease I to the holders of record of the Company's common stock. The Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see
     Note 4 for a description of the Facilities Lease Agreement). Lease I is a public company subject to the reporting obligations of the Securities and Exchange Commission.

          On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999

1.   NATURE OF OPERATIONS, RESTRUCTURING, AND BASIS OF PRESENTATION (CONTINUED)
     --------------------------------------------------------------------------

     first quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. The Facilities Lease Agreement was extended on a month-to-month basis on November 16, 1999 beyond its original expiration date of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended August 31, 1999. Actual results could differ from the estimates and assumptions used.

     The Company's significant accounting policies are summarized as follows:

A.   BASIS OF PRESENTATION

     The operating cycle in the real estate industry is longer than one year and the distinction between current and non-current is of little relevance. Accordingly, the accompanying consolidated balance sheets are presented in an unclassified format.

     Effective January 10, 1997, the Company purchased the remaining common shares held by PaineWebber of ILM Holding, which provided the Company with 100% majority voting control, for $46,000 which is included in general and administrative expense for the year ended August 31, 1997.

     The accompanying consolidated financial statements include the financial statements of the Company and ILM Holding. The results of operations of ILM Holding have been included in the consolidated results of operations of the Company since September 1, 1996. All intercompany balances and transactions have been eliminated in consolidation.

B.    INCOME TAXES

     The Company has elected to qualify and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net taxable income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other requirements for qualifying as a real estate investment trust. In connection with the Settlement Agreement described in
     Note 1, the Company, through ILM Holding, obtained title to the Senior Housing Facilities securing its mortgage loan investments. To retain REIT status, the Company must ensure that 75% of its annual gross income is received from qualified sources. Under the original investment structure, interest income from the Company's mortgage loans was a qualified source. The Senior Housing Facilities that are now owned by a subsidiary of the Company provide residents with more services, such as meals, activities, assisted living, etc., than are customary for ordinary residential apartment properties. As a result, a significant portion of the rents paid by the residents includes income for the increased level of services received by them. Consequently, the rents paid by the residents likely would not be qualified rents for REIT qualification

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999

     USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     --------------------------------------------------------------------------

     purposes if received directly by the Company. Therefore, if the Company received such rents directly, it could lose REIT status and be taxed as a regular corporation. After extensive review, the Board of Directors determined that it would be in the best interests of the Shareholders for the Company to retain REIT status and master lease the Senior Housing Facilities to a shareholder-owned operating company. As discussed further in Note 4, on September 12, 1994 the Company formed a new subsidiary, Lease I, for the purpose of operating the Senior Housing Facilities. The Senior Housing Facilities were leased to Lease I effective September 1, 1995 (see
     Note 4 for a description of the Facilities Lease Agreement).

     The assumption of ownership of the Senior Housing Facilities through ILM Holding, which was organized as a so-called "C" corporation for tax purposes, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the Senior Housing Facilities were held by a C corporation. The Company completed its restructuring plans by converting ILM Holding to a REIT for tax purposes effective for calendar year 1996.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the Senior Housing Facilities were to be held for a period of at least 10 years from the date of the conversion of ILM Holding to a REIT. However, since the end of the Company's original anticipated holding period is within one year, the Senior Housing Facilities might not be held for an additional 10 years. The Board of Directors may defer the Company's scheduled liquidation date, if in the opinion of a majority of the Directors, the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014. Because the Directors believe that disposition of the Company's assets by December 31, 1999, would result in such under-realization, and because the merger with Capital Senior Living Corporation is presently anticipated to occur in the first quarter of calendar year 2000, on November 16, 1999, the Company's Board of Directors voted to extend the term of the Company on a month-to-month basis. If the merger does not occur, the Company's Board of Directors presently expects to extend the term of the Company until December 31, 2001. On November 16, 1999, the Company's Board of Directors also voted to cause ILM Holding to extend the Facilities Lease Agreement with Lease I on a month-to-month basis. Based on management's estimate of the increase in the values of the Senior Housing Facilities which occurred between April 1994 and January 1, 1996, as supported by independent appraisals, a sale of the Senior Housing Facilities within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million, which could be reduced by approximately $2.45 million using available net operating loss carryforwards of ILM Holding of approximately $7.2 million.

     The Company's consolidated subsidiary, ILM Holding, has incurred losses for tax purposes since inception. Neither the Company nor ILM Holding is likely to be able to use these losses to offset future tax liabilities, other than the built-in gain above. Accordingly, no income tax benefit is reflected in these consolidated financial statements.

     The Company reports on a calendar year basis for income tax purposes. All distributions during calendar years 1999, 1998 and 1997 were ordinary taxable dividends.

C.   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     --------------------------------------------------------------------------

D.   OPERATING INVESTMENT PROPERTIES

     Operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the owner's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted basis. None of the operating investment properties were held for sale as of August 31, 1999 or 1998. Depreciation expense is provided on a straight-line basis using an estimated useful life of 5 to 40 years for the buildings and improvements and 5 years for the furniture, fixtures and equipment.

     The Company reviews the carrying value of a long-lived asset if facts and circumstances suggest that it may be impaired or that the amortization period may need to be changed. The Company considers external factors relating to the long-lived asset, including occupancy trends, local market developments, changes in payments, and other publicly available information. If these external factors indicate the long-lived asset will not be recoverable, based upon undiscounted cash flows of the long-lived asset over its remaining life, the carrying value of the long-lived asset will be reduced by the estimated shortfall of discounted cash flows. The Company does not believe there are any indicators that would require an adjustment to the carrying value of its long-lived assets or their remaining useful lives as of August 31, 1999.

     Mortgage placement fees through August 31, 1999 of $2,256,000 were incurred by the Company and these fees are included in the accompanying balance sheets. Accumulated amortization of mortgage fees at August 31, 1999 and 1998, were $2,163,000 and $1,937,000, respectively. At August 31, 1999 and
     1998, loan origination fees of $272,000 and $102,000 relating to the construction loan facility (see Note 6) are included on the accompanying consolidated balance sheet. These fees are being amortized on a straight-line basis over the term of the loan. Accumulated amortization at August 31, 1999 and 1998 was $85,000 and $0, respectively. Capitalized interest for 1999 and 1998 was $31,000 and $0, respectively.

E.   RENTAL REVENUES

     In fiscal years 1999 and 1998, rental revenues consist of payments due from Lease I under the terms of the Facilities Lease Agreement described in Note
     4. Base rental income under the Facilities Lease Agreement is recognized on a straight-line basis over the term of the lease. Deferred rent receivable on the balance sheet as of August 31, 1999 and 1998 represents the difference between rental income on a straight-line basis and rental income received under the terms of the Facilities Lease Agreement.

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

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     --------------------------------------------------------------------------
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                 August 31, 1999


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

(i) Under the former advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received an annual base fee and an incentive fee of 0.25% and 0.25%, respectively, of the capital contributions of the Company, as defined, as compensation for such services. Incentive fees are subordinated to Shareholders' receipt of distributions of net cash sufficient to provide a return equal to 10% per annum. For the years ended August 31, 1999, 1998 and 1997, PaineWebber earned base management fees totaling $0, $0 and $70,000, respectively. Payment of incentive management fees was suspended effective April 15, 1993 in conjunction with a reduction in the Company's quarterly dividend payments.

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

         PaineWebber was reimbursed for its direct expenses relating to the offering of shares, the administration of the Company and the acquisition and operations of the Company's real estate investments. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1999, 1998 and 1997 is $0, $0 and $155,000, respectively, representing reimbursements to PaineWebber for providing certain financial, accounting and investor communication services to the Company.

         Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") provided cash management services with respect to the Company's cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. During fiscal 1999, 1998 and 1997, Mitchell Hutchins earned $0, $0 and $9,000, (included in general and administrative expenses) for managing the Company's cash assets, respectively.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


3.   RELATED PARTY TRANSACTIONS (CONTINUED)
     --------------------------------------

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to a Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the years ended August 31, 1999 and 1998, Capital earned property management fees from Lease I of $1,011,000 and $919,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $41,000 and $212,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig earned fees from the Company of $1,315,000 and $214,000, respectively.

         Accounts receivable - related party at August 31, 1999 and 1998 represent amounts due from an affiliated company, Lease I, for variable rent. Accounts payable - related party at August 31, 1999 and 1998 represent unbilled legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


4.   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT
     ---------------------------------------------------------------------

         At August 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the Senior Housing Facilities and the date that the Company made its initial investment in such assets are as set forth below:

                                                                                        Year
                                                           Rentable       Resident     Facility      Date of
NAME                              LOCATION                UNITS (3)    CAPACITIES(3)    BUILT    INVESTMENT(1)
----                              --------                ---------    -------------    -----    -------------
Independence Village of            East Lansing, MI           161          162          1989        6/29/89
East Lansing

Independence Village of            Winston-Salem, NC          159          161          1989        6/29/89
Winston-Salem

Independence Village of            Raleigh, NC                164          205          1991        4/29/91
Raleigh

Independence Village of            Peoria, IL                 165          181          1990        11/30/90
Peoria

Crown Pointe Apartments            Omaha, NE                  135          163          1984        2/14/90

Sedgwick Plaza Apartments          Wichita, KS                150          170          1984        2/14/90

West Shores                        Hot Springs, AR            136          166          1986        12/14/90

Villa Santa Barbara (2)            Santa Barbara, CA          125          125          1979        7/13/92

(1) Represents the date of the Company's original mortgage loan to Angeles Housing Concepts , Inc. (see Note 1).

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

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

         The cost basis of the operating investment properties reflects amounts funded under the Company's participating mortgage loans less certain guaranty payments received from AHC in excess of the net cash flow of the Senior Housing Facilities under the terms of the Exclusivity Agreement with the Company. The transfer of ownership of the Senior Housing Facilities from AHC in fiscal 1994 resulted in no gain or loss recognition by the Company for financial reporting purposes. In accordance with generally accepted accounting principles, the Company had always accounted for its investments in acquisition and construction loans under the equity method, as if such investments were equity interests in a joint venture. Accordingly, the carrying values of such investments were reduced from inception by non-cash depreciation charges and by payments from AHC, prior to the default in fiscal 1993, in excess of the net cash flow generated by the Senior Housing Facilities received

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


4. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)
     ---------------------------------------------------------------------

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

         As discussed in Note 1, effective April 1, 1994 each Property Company acquired the respective operating property subject to, and assumed the obligations under, the mortgage loan payable to the Company, pursuant to the Settlement Agreement with AHC. The principal balance on each loan was modified to reflect the estimated fair value of the related operating property as of the date of the transfer of ownership. The modified loans require interest-only payments on a monthly basis at a rate of 9.5% from April 1, 1994 through December 1, 1994, 11% for the period January 1 through December 31, 1995, 12.5% for the period January 1 through December 31, 1996, 13.5% for the period January 1 through December 31, 1997, 14% for the period January 1 through December 31, 1998 and 14.5% for the period January 1, 1999 through maturity. In August 1995, each of the Property Companies was merged into ILM Holding. As a result, ownership of the Senior Housing Facilities, as well as the obligation under the loans, is now held by ILM Holding, and the Property Companies no longer exist as separate legal entities. Since ILM Holding is consolidated with the Company in the accompanying financial statements for fiscal 1999 and 1998, the mortgage loans and related interest expense have been eliminated in consolidation.

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

         The Facilities Lease Agreement is between the Company's consolidated subsidiary, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The Lessor has the right to terminate the Facilities Lease Agreement as to any property sold by the Lessor as of the date of such sale. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the Facilities Lease Agreement, which was extended in November 1999 beyond its original expiration date of December 31, 1999, Lease I pays annual base rent for the use of all of the Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income related to fiscal years 1999 and 1998 was $1,164,000 and $894,000, respectively.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


4. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)
     ----------------------------------------------------------------------

         Condensed balance sheets as of August 31, 1999 and 1998, and condensed statements of operations for the years ended August 31, 1999 and 1998 (in thousands), of Lease I are as follows:

ASSETS                                     1999        1998
                                            ----------  -----------
Current assets                              $  1,447      $  2,225
Furniture, fixtures, and equipment, net          356           609
Other assets                                      92           364
                                            --------      --------
                                            $  1,895      $  3,198
                                            --------      --------
                                            --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities                         $  1,370      $  2,756
Other liabilities                                 12            49
Shareholders' equity                             513           393
                                            --------      --------

                                            $  1,895      $  3,198
                                            --------      --------
                                            --------      --------

STATEMENT OF OPERATIONS

Revenues                                    $ 19,923      $ 19,294

Operating expenses                            19,530        19,729
Income tax expense (benefit)                    (273)          (54)
                                            --------      --------


Net income (loss)                           $    120      $   (381)
                                            --------      --------
                                            --------      --------

5.  LEGAL PROCEEDINGS AND CONTINGENCIES

     TERMINATION OF MANAGEMENT CONTRACT WITH AHC

         On July 29, 1996, Lease I and ILM Holding ("the Companies") terminated a property management agreement with AHC covering the eight Senior Housing Facilities leased by Lease I from ILM Holding Companies. The management agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of a termination fee in the amount of $1,250,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999

5.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------------

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence Cohen, who, through July 28, 1998 was President, Chief Executive Officer and a Director of the Company; and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by Lease I and Lease II on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. As of August 31, 1999, the amount advanced to Capital by Lease I and Lease II for legal fees totaled approximately $563,000.

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

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


5.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------------

     OTHER LITIGATION
     ----------------

             On May 8, 1998 Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of the Company and ILM II in the Supreme Court of the State of New York, County of New York naming the Company, ILM II and their Directors as defendants. The class action complaint alleged that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of the Company and ILM II, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of the Company and ILM II, an order requiring the Directors to take all steps to maximize Shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the Company and its co-defendants moved to dismiss the complaint on all counts.

              On December 8, 1998, the Court granted the Company's dismissal motion in part but afforded the plaintiffs leave to amend their complaint. In doing so, the Court accepted the Company's position that all claims relating to the derivative actions were filed improperly. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs to amend their claims to assert claims alleging that the defendants injured shareholders without injuring the Company as a whole.

              On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the Company and the Board of Directors responded to that amended complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in the summer of 1999.

              On March 9, 1999, the Feldman plaintiffs filed a second amended complaint, which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the Company's motion to dismiss the second amended complaint, on June 7, 1999 the Court issued an order dismissing the plaintiffs' federal security claims but denying the motion to dismiss plaintiffs' claims for breach of fiduciary duty and judicial dissolution, which motion was addressed to the pleadings and not to the merits of the action.

              On June 21, 1999, the Company and its co-defendants answered the second amended complaint and denied any and all liability and moved for reconsideration of the portion of the Court's June 7, 1999 order denying their motion to dismiss. In response to discovery requests, the Company, ILM II and others produced documents to the plaintiffs and depositions of current and former directors and others were taken. Discovery was completed as of July 1, 1999.

              On July 2, 1999, the parties to this action came to an agreement-in-principle to settle the action. On August 3, 1999, the parties entered into a Stipulation of Settlement and on August 11, 1999, the Court signed an order preliminarily approving the Stipulation and providing for notice of the Stipulation to the proposed settlement class.

              On September 30, 1999, the Court conducted a hearing and on October 4, 1999 issued an order certifying a settlement class and approving the proposed settlement as fair, reasonable and adequate, subject to the condition that certain modifications be made to the Stipulation of Settlement and any related documents filed with the Court on or before October 15, 1999.

                             ILM SENIOR LIVING, INC.
              Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999


5.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)
     -----------------------------------------------
 .
         On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger is not consummated and if the Company and ILM II enter into a transaction having similar effect to the merger with a third party, then the company and ILM II are responsible for such fees and expenses.

6.   CONSTRUCTION LOAN FINANCING

         During 1999, the Company secured a construction loan facility with a major bank that provides the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at August 31, 1999, were approximately $2.1 million. Loan origination fees of $272,000 were paid in connection with this loan facility and are being amortized over the term of the loan.

7.   SUBSEQUENT EVENT

         On September 15, 1999, the Company's Board of Directors declared a quarterly dividend for the quarter ended August 31, 1999. On October 15, 1999, a dividend of $0.2125 per share of common stock, totaling $1,598,000, was paid to the Shareholders of record as of September 30, 1999.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                 August 31, 1999


Schedule III - Real Estate and Accumulated Depreciation

                             ILM SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1999
                             (Amounts in thousands)

                                        Initial Cost to                                Gross Amount at Which Carried
                                            ILM (2)                                             At End of Year
                                        ---------------           Cost                 -----------------------------
                                                              Capitalized
                                                                (Removed
                                                              Subsequent to)
                                                              Acquisition of
                                                 Buildings &    Buildings &                 Buildings &    Unamortized
DESCRIPTION               ENCUMBRANCES   LAND   IMPROVEMENTS  IMPROVEMENTS (3)    LAND     IMPROVEMENTS    MORTGAGE FEES (5)  TOTAL
-----------               -------------  ----   ------------  ----------------    ----     -------------   -----------------  -----
                          (1)                                                                  (5)
                          ---                                                                  ---
CONGREGATE CARE FACILITIES:
East Lansing,
Michigan                 $  8,950      $ 422    $ 9,251          $ (2,881)      $ 558       $ 6,138         $ 345           $ 7,041

Winston-Salem,
North Carolina              5,750        520      8,883            (3,881)        337         4,855           336             5,528

Raleigh,
North Carolina              8,350      1,021     10,992            (3,414)      1,378         7,455           429             9,262

Peoria,
Illinois                    8,350        524     10,867            (2,831)        492         7,736           408             8,636

Omaha,
Nebraska                    8,200        430      8,092               521       1,029         8,315           305             9,649

Wichita,
Kansas                      8,350        388      5,381               174         367         5,379           207             5,953

Hot Springs,
Arkansas                    5,350        290      3,187              (736)        361         2,339           125             2,825

Santa Barbara,
California                  1,698        387      1,086               (63)        399           928           101             1,428
----------------------   --------   --------   --------          --------    --------      --------      --------           -------
                         $ 54,998   $  3,982   $ 57,739          $(13,111)     $4,921      $ 43,145       $ 2,256           $50,322
                         --------   --------   --------          --------    --------      --------      --------           -------
                         --------   --------   --------          --------    --------      --------      --------           -------

                                                                                                         Life on
                                                                                                         Which
                                                                                                      Depreciation
                                                                                                        in Latest
                                                                                                         Income
                                                                                                       Statement
                                                                                                       IS COMPUTED
                                  Accumulated         Accumulated          Date of         Date     ---------------
DESCRIPTION                       DEPRECIATION (5)    AMORTIZATION (5)   CONSTRUCTION   ACQUIRED
-----------                      ------------------  --------------     ------------   --------
CONGREGATE CARE FACILITIES:

East Lansing,
Michigan                          $(2,042)            $(350)               1989        6/29/89         5-40 yrs.

Winston-Salem,
North Carolina                     (1,938)             (339)               1989        6/29/89         5-40 yrs.

Raleigh,
North Carolina                     (2,210)             (412)               1991        4/29/91         5-40 yrs.

Peoria,
Illinois                           (2,173)             (389)               1990       11/30/90         5-40 yrs.

Omaha,
Nebraska                           (2,136)             (292)               1985        2/14/90         5-40 yrs.

Wichita,
Kansas                             (1,716)             (198)               1985        2/14/90         5-40 yrs.

Hot Springs,
Arkansas                             (781)             (111)               1987       12/14/90         5-40 yrs.

Santa Barbara,
California                           (421)              (72)               1979        7/13/92         5-40 yrs.
------------------                --------          --------
                                  $(13,417)         $(2,163)
                                  --------          --------
                                  --------          --------


(1) Encumbrances represent first mortgage loans between ILM Holding as mortgagor and the Company as mortgagee. Such loans are eliminated in consolidation in the accompanying Consolidated Financial Statements (see Note 4).
(2) Initial cost to the Company represents the aggregate advances made by the Company on the loans secured by the Facilities which were made to AHC prior to the default and foreclosure actions described in Notes 1 and 4 to the Consolidated Financial Statements and costs incurred relating to capitalized interest.
(3) Costs removed subsequent to acquisition reflect the guaranty payments received by the Company from AHC under the terms on the Exclusivity Agreement as discussed further in Notes 1 and 4 to the Consolidated Financial Statements.
(4) The aggregate cost of real estate owned at August 31, 1999 for Federal income tax purposes is approximately $57,621,000.
(5) Certain numbers have been reclassified to conform to the current year's presentation.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
  CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1999
                             (Amounts in thousands)


                                                                               1999            1998             1997
                                                                               ----            ----             ----
(5) Reconciliation of real estate owned:

    Balance at beginning of period                                                $50,138          $49,143          $48,610
              Acquisitions and improvements - year ended 8/31/99                      184             --               --
              Acquisitions and improvements - year ended 8/31/98                     --                995             --
              Acquisitions and improvements - year ended 8/31/97                     --               --                533
                                                                                  -------          -------          -------
    Balance at end of period                                                      $50,322          $50,138          $49,143
                                                                                  -------          -------          -------
                                                                                  -------          -------          -------

(6) Reconciliation of accumulated depreciation and amortization:

    Balance at beginning of period                                                $14,069          $12,556          $11,048
              Depreciation and amortization expense - year ended 8/31/99            1,511
              Depreciation and amortization expense - year ended 8/31/98             --              1,513             --
              Depreciation and amortization expense - year ended 8/31/97             --               --              1,508
                                                                                  -------          -------          -------
    Balance at end of period                                                      $15,580          $14,069          $12,556
                                                                                  -------          -------          -------
                                                                                  -------          -------          -------