Form 10-Q
period 1999-11-30
ILM SENIOR LIVING INC /VA
filed 2000-01-18
CIK 847414

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         For the transition period from
                                  ____to____.

                         Commission File Number: 0-18249
                                                 -------

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                                   04-3042283
(State of organization)                                        (I.R.S. Employer
                                                             Identification No.)


1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                   22102
     (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:              (888) 257-3550
                                                                ----------------
           Securities registered pursuant to Section 12(b) of the Act:

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

Shares of common stock outstanding as of November 30, 1999:  7,520,100.


================================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX

Part I.  Financial Information                                                                             PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  November 30, 1999 (Unaudited) and August 31, 1999............................................4

                  Consolidated Statements of Income
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................6

                  Consolidated Statements of Cash Flows
                  For the three months ended November 30, 1999 and 1998 (Unaudited)............................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-13

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....14-19

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

Signatures....................................................................................................21

                             ILM SENIOR LIVING, INC


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                November 30, 1999 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)


                                     ASSETS
                                                                     NOVEMBER 30, 1999              AUGUST 31, 1999
                                                                     -----------------              ---------------
      Operating investment properties, at cost:
         Land                                                           $   4,925                     $   4,921
         Building and improvements                                         38,220                        38,197
         Furniture, fixtures and equipment                                  4,948                         4,948
                                                                        ---------                     ---------
                                                                           48,093                        48,066
         Less:  accumulated depreciation                                  (13,739)                      (13,417)
                                                                        ---------                     ---------
                                                                           34,354                        34,649


      Unamortized mortgage fees                                             2,256                         2,256
      Less: accumulated amortization                                       (2,219)                       (2,163)
                                                                        ---------                     ---------
                                                                               37                            93

      Loan origination fees                                                   272                           272
      Less:  accumulated amortization                                        (108)                           85
                                                                        ---------                     ---------
                                                                              164                           187

      Cash and cash equivalents                                             2,278                         2,615
      Accounts receivable - related party                                     302                           306
      Prepaid expenses and other assets                                        65                           100
      Deferred rent receivable                                                  3                            12
                                                                        ---------                     ---------
                                                                         $ 37,203                     $  37,962
                                                                        =========                     =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable and accrued expenses                            $      307                   $       365
      Accounts payable - related party                                        256                           343
      Construction loan payable                                             2,093                         2,093
      Preferred shareholders' minority
         interest in subsidiary                                               136                           134
                                                                       ----------                    ----------
         Total liabilities                                                  2,792                         2,935

      Contingencies

      Shareholders' equity:
         Common stock, $0.01 par value,
            10,000,000 shares authorized,
            7,520,100 shares issued and outstanding                            75                            75
         Additional paid-in capital                                        65,711                        65,711
         Accumulated deficit                                              (31,375)                      (30,759)
                                                                        ---------                    ----------
         Total shareholders' equity                                        34,411                        35,027
                                                                        ---------                    ----------
                                                                         $ 37,203                     $  37,962
                                                                        =========                    ==========

                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
    For the three months ended November 30, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                  THREE MONTHS ENDED
                                                      NOVEMBER 30

                                                     1999            1998
                                                     ----            ----
 Revenues:
   Rental and other income                          $ 1,884        $ 1,891
   Interest income                                       21             22
                                                 ----------     ----------
                                                      1,905         1,913
 Expenses:
   Depreciation expense                                 322           323
   Amortization expense                                  79            73
   General and administrative                            66           127
   Professional fees                                    435           220
   Directors' compensation                               21            20
                                                -----------    ----------
                                                        923           763

 Net income                                         $   982      $  1,150
                                                ===========    ==========
 Basic earnings per share of common stock           $  0.13      $   0.15
                                                ===========    ==========

 Cash dividends paid per share of common stock      $  0.21      $   0.21
                                                ===========    ==========


The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.


                  See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
        For the three months ended November 30, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                      COMMON STOCK       ADDITIONAL
                                    $.01 PAR VALUE        PAID-IN    ACCUMULATED
                                   SHARES      AMOUNT     CAPITAL     DEFICIT      TOTAL
    Shareholders' equity
    at August 31, 1998           7,520,100    $ 75       $65,711    $(27,327)    $ 38,459

    Cash dividends paid                  -       -             -      (1,598)      (1,598)

    Net income                           -       -             -       1,150        1,150
                                 ---------    ----      --------    --------     --------
    Shareholders' equity
    at November 30, 1998         7,520,100    $ 75       $65,711    $(27,775)    $ 38,011
                                 =========    ====      ========    ========     ========
    Shareholders' equity
    at August 31, 1999           7,520,100    $ 75       $65,711    $(30,759)    $ 35,027

    Cash dividends paid                  -       -             -      (1,598)      (1,598)

    Net income                           -       -             -         982          982
                                 ---------    ----     ---------    --------    ---------
    Shareholders' equity
    at November 30, 1999         7,520,100    $ 75       $65,711   $ (31.375)    $ 34,411
                                 =========    ====     =========   =========    =========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended November 30, 1999 and
                                1998 (Unaudited)
                             (Dollars in thousands)

                                                                                      THREE MONTHS ENDED
                                                                                          NOVEMBER 30,

                                                                              1999                         1998
                                                                              ----                         ----
    Cash flows from operating activities:
        Net income                                                           $  982                      $ 1,150
        Adjustments to reconcile net income to
          net cash provided by operating activities:
             Depreciation and amortization expense                              401                          396
             Accrued dividends on subsidiary's
               preferred stock                                                    2                            2
             Changes in assets and liabilities:
                 Accounts receivable - related party                              4                          (33)
                 Prepaid expenses and other assets                               35                           31
                 Deferred rent receivable                                         9                            9
                 Accounts payable and accrued expenses                          (58)                         169
                 Accounts payable - related party                               (87)                         164
                                                                          ---------                     --------
                        Net cash provided by operating activities             1,288                        1,448
                                                                          ---------                     --------
    Cash flows used in investing activities:
             Additions to operating investment properties                       (27)                         (29)
                                                                          ---------                      -------
                  Net cash used in investing activities                         (27)                         (29)

    Cash flows used in financing activities:
             Loan origination fees paid                                           -                         (102)
             Cash dividends paid to shareholders                             (1,598)                      (1,598)
                                                                          ---------                      -------
                  Net cash used in financing activities                      (1,598)                      (1,700)
                                                                          ---------                      -------
    Net decrease in cash and cash equivalents                                  (337)                        (179)

    Cash and cash equivalents, beginning of period                            2,615                        2,264
                                                                          ---------                     --------
    Cash and cash equivalents, end of period                               $  2,278                     $  2,085
                                                                          =========                     ========
    Cash paid for interest                                                 $     23                     $      -
                                                                          =========                     =========



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

    1.       GENERAL

             The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements and footnotes contained in ILM Senior Living, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended August 31, 1999. In the opinion of management, the accompanying interim consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim consolidated financial statements are of a normal recurring nature.

             The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1999 and revenues and expenses for each of the three-month periods ended November 30, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for three-month period ended November 30, 1999, are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

             The Company was incorporated on March 6, 1989 under the laws of the State of Virginia as a Virginia finite-life corporation, formerly PaineWebber Independent Mortgage Fund, Inc. On June 21, 1989, the Company sold to the public in a registered initial offering 7,520,100 shares of common stock, $.01 par value. The Company received capital contributions of $75,201,000, of which $201,000 represented the sale of 20,100 shares to an affiliate at that time, PaineWebber Group, Inc. ("PaineWebber"). For discussion purposes, the term "PaineWebber" will refer to PaineWebber Group, Inc. and all affiliates that provided services to the Company in the past.

             The Company elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations.

             The Company originally invested the net proceeds of the initial public offering in eight participating mortgage loans secured by senior housing facilities located in seven states ("Senior Housing Facilities"). All of the loans made by the Company were originally to Angeles Housing Concepts, Inc. ("AHC"), as mortgagor, a company specializing in the development, acquisition and operation of Senior Housing Facilities and guaranteed by AHC's corporate parent, Angeles Corporation ("Angeles").

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

             The Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM Holding. Cumulative dividends accrued as of November 30, 1999 on the preferred stock in ILM Holding totaled approximately $25,000.

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

             On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999 beyond its original expiration date of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   (continued)


    2.   OPERATING INVESTMENT  PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT

             At November 30, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


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


(1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II. All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding as tenants in common. Upon the sale of the Company or ILM II, arrangements would be made to transfer the Santa Barbara facility to the selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.


        Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor (the "Lessor"), and Lease I as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date on December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800 per year. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income was $302,000 and $276,000 for the three-month periods ended November 30, 1999, and 1998, respectively.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

     RECENT DEVELOPMENTS

         On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As of December 31, 1999, the Board of Directors voted to defer the Company's scheduled liquidation date on a month-to-month basis and to extend the Facilities Lease Agreement on a month-to-month basis beyond the original expiration dates of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.


3.    RELATED PARTY TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, PaineWebber resigned effective as of June 18, 1997.

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the three-month periods ended November 30, 1999 and 1998, Capital earned property management fees from Lease I of $275,000 and $260,000, respectively.

        On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions, including fees to Capital Senior Development, Inc. For the three-month period ended November 30, 1999, Capital Senior Development, Inc. earned no fees from Lease I, compared to fees of $83,000 earned for the three-month period ended November 30, 1998, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 1999 and 1998, Greenburg Traurig earned fees from the Company of $105,000 and $139,000, respectively.

         Accounts receivable - related party at November 30, 1999 and August 31, 1999 represent amounts due from an affiliated company, Lease I, principally for variable rent. Accounts payable - related party at November 30, 1999 and August 31, 1999, represent accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

4. LEGAL PROCEEDINGS AND CONTINGENCIES

     FELDMAN LITIGATION

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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


4.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger is not consummated and if the Company and ILM II were to consummate an extraordinary transaction with a third party, then the Company and ILM II would be responsible for such fees and expenses.

5.       CONSTRUCTION LOAN FINANCING

         During 1999, the Company secured a construction loan facility with a major bank that provides the Company with up to $24.5 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at November 30, 1999, were approximately $2.1 million. Loan origination fees of $272,000 were paid in connection with this loan facility and are being amortized over the term of the loan.

6.   SUBSEQUENT EVENT

         On December 15, 1999, the Company's Board of Directors declared a quarterly dividend for the three-month period ended November 30, 1999. On January 15, 2000, a dividend of $0.2125 per share of common stock, totaling approximately $1,598,000, was paid to Shareholders of record as of December 31, 1999.

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

    The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expires on December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the three-month period ended November 30, 1999 was $302,000, compared to variable rental income of $276,000 for the three-month period ended November 30, 1998.

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

increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of November 30, 1999 on the Preferred Stock in ILM Holding totaled approximately $25,000.

     The assumption of ownership of the Senior Housing Facilities through ILM Holding, which was organized as a so-called "C" corporation for tax purposes at the time of assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a C corporation.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. Although the Company originally anticipated holding the properties through December 31, 1999, pursuant to the Articles of Incorporation, the Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. The Company's Board of Directors voted to extend the term of the Company and the Facilities Lease Agreement with Lease I on a month-to-month basis commencing December 31, 1999. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the Senior Housing Facilities were sold. Based on this increase of values during the time that ILM Holding was operated as a regular C corporation, a sale within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million, which could be reduced by $2.45 million using available net operating loss carryforwards of ILM Holding of approximately $7.2 million.

    Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at November 30, 1999. As a result, the Company is expected to receive the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL (CONTINUED)


RECENT DEVELOPMENTS

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. While there can be no assurance, consummation of the merger is presently anticipated in the second quarter of calendar year 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As of December 31, 1999, the Board of Directors voted to defer the Company's scheduled liquidation date on a month-to-month basis and to extend the Facilities Lease Agreement on a month-to-month basis beyond the original expiration dates of December 31, 1999. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 91% for the three-month period ended November 30, 1999, compared to 95% for the three-month periods ended November 30, 1999. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

     On June 7, 1999, the Company borrowed approximately $2.1 million under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of November 30, 1999, approximately $22.4 million of the construction loan facility is unused and available.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    At November 30, 1999, the Company had cash and cash equivalents of $2,278,000 compared to $2,615,000 at August 31, 1999. Remaining cash will be used for the working capital requirements of the Company, along with the investment in the properties owned by ILM Holding for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company believes that it has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease I's only significant and material third-party contractor, were to experience a Year 2000 problem, it is likely that Lease I would not receive rental income as it became due from Senior Living Facility residents. Lease I in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.

MARKET RISK

     The Company believes its market risk is immaterial.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1998

     Net income decreased $168,000, or 14.6%, to $982,000 for the first quarter ended November 30, 1999 compared to $1,150,000 for the first quarter ended November 30, 1998. Total revenue was $1,905,000 representing a decrease of $8,000, or .4%, compared to $1,913,000 for the same period of the prior year. Rental and other income decreased $7,000, or .4%, to $1,884,000 from $1,891,000, due chiefly to a one-time receipt of $33,000 in fiscal year 1998 for an easement on the Raleigh property, offset by increases in variable rental income due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses increased $160,000, or 21%, to $923,000 for the quarter ended November 30, 1999 compared to $763,000 for the quarter ended November 30, 1998. This increase in expenses is primarily attributable to an increase in professional fees due to legal, financial and advisory professionals who were engaged to assist the Company with the proposed agreement and plan of merger with Capital Senior Living Corporation, as discussed in Note 2 to the financial statements. The $61,000 or 48.0% decrease in general and administrative expenses to $66,000, for the first quarter ended November 30, 1999, from $127,000 for the same period last year, was due to a variety of factors including decreased insurance costs of $42,000; decreased printing costs of $15,000 for shareholder reports which were completed earlier in the current year when compared to the previous year; and minor increases and decreases in other general and administrative costs.

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

    READERS OF THIS QUARTERLY REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL FUTURE RESULTS MAY DIFFER.

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


Dated: JANUARY 15, 2000