Form 10-K/A
period 1999-08-31
ILM SENIOR LIVING INC /VA
filed 2000-02-09
CIK 847414

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------                  SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____ to_____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

      Virginia                                                  04-3042283
-----------------------                                    --------------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA               22102
-------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:             888-257-3550
                                                            -------------------
           Securities registered pursuant to Section 12(b) of the Act:


                                                          Name of each exchange
Title of each class                                        on which registered
-----------------------                                   ---------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Documents                                             Form 10-K Reference
----------------------------                               -------------------
Prospectus of registrant dated                              Part II, Part IV
June 9, 1989, as supplemented
[33 Act filing #33-27653]

Current Report on Form 8-K of                               Part IV
Registrant dated October 21, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 1999 FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                         PAGE
Item     1    Business..........................................................I-1

Item     2    Properties........................................................I-6

Item     3    Legal Proceedings.................................................I-6

Item     4    Submission of Matters to a Vote of Security Holders...............I-8


PART II

Item     5    Market for the Registrant's Shares and Related
                  Stockholder Matters...........................................II-1

Item     6    Selected Financial Data...........................................II-2

Item     7    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................II-3

Item     8    Financial Statements and Supplementary Data.......................II-9

Item     9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................II-9


PART III

Item     10   Directors and Executive Officers of the Registrant................III-1

Item     11   Executive Compensation............................................III-2

Item     12   Security Ownership of Certain Beneficial Owners and
                   Management...................................................III-2

Item     13   Certain Relationships and Related Transactions....................III-3

PART IV

Item     14   Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.....................................................IV-1

Signatures    ..................................................................IV-2

Index to Exhibits...............................................................IV-3

Financial Statements and Supplementary Data..................................F1-F23


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

                             ILM SENIOR LIVING, INC.

         At August 31, 1999, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The Company's investments as of August 31, 1999 are described below:


                                                                                 Year
                                                                  Date of       Facility     Rentable     Resident
   Property Name and Location(1)            Type of Property     Investment      Built       Units(3)    Capacities(3)
   -----------------------------            ----------------     ----------      -----       --------    -------------
Independence Village of Winston-Salem        Senior Housing        6/29/89        1989          159           161
Winston-Salem, NC                            Facility

Independence Village of East Lansing         Senior Housing        6/29/89        1989          161           162
East Lansing, MI                             Facility

Independence Village of Raleigh              Senior Housing        4/29/91        1991          164           205
Raleigh, NC                                  Facility

Independence Village of Peoria               Senior Housing        11/30/90       1990          166           183
Peoria, IL                                   Facility

Crown Pointe Apartments                      Senior Housing        2/14/90        1984          135           163
Omaha, NE                                    Facility

Sedgwick Plaza Apartments                    Senior Housing        2/14/90        1984          150           170
Wichita, KS                                  Facility

West Shores                                  Senior Housing        12/14/90       1986          136           166
Hot Springs, AR                              Facility

Villa Santa Barbara (2)                      Senior Housing        7/13/92        1979          125           125
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

         Average occupancy levels for each fiscal quarter during 1999 along with an average for the year are presented below for each property:



                                                                  Average Quarterly Occupancy
                                         ---------------------------------------------------------------------------
                                                                                                        Fiscal 1999
                                         11/30/98        2/28/99          5/31/99         8/31/99         Average
                                         --------        -------          -------         -------         -------
Independence Village
of Winston-Salem                           92%             94%              93%             96%             94%

Independence Village
of East Lansing                            94%             89%              87%             87%             89%

Independence Village of Raleigh            95%             94%              95%             97%             95%

Independence Village of Peoria             98%             98%              98%             95%             97%

Crown Pointe Apartments                    98%             98%              96%             93%             96%

Sedgwick Plaza Apartments                  94%             91%              89%             87%             90%

West Shores                                97%             94%              97%             97%             96%

Villa Santa Barbara                        97%             99%              97%             97%             98%



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

                             ILM SENIOR LIVING, INC.


ITEM 6.  SELECTED FINANCIAL DATA

                             ILM SENIOR LIVING, INC.
         For the years ended August 31, 1999, 1998, 1997, 1996 and 1995
                  (Dollars in thousands, except per share data)


                                                 1999            1998         1997(1)           1996           1995
                                                ------          ------        -------          ------         ------
Revenues                                        $7,597          $7,320         $6,805           $ 129         $  174

Operating income (loss)                          2,961           4,723          3,834           (641)          (954)

Equity in income from properties
securing mortgage loans                             --              --             --          4,756          5,053
                                                ------          ------         ------          ------         ------
Net income                                      $2,961          $4,723         $3,834          $4,115         $4,099
                                                ------          ------         ------          ------         ------
                                                ------          ------         ------          ------         ------

Earnings per share of common stock              $ 0.39          $ 0.63         $ 0.51          $ 0.55         $ 0.54
                                                ------          ------         ------          ------         ------
                                                ------          ------         ------          ------         ------

Cash dividends paid
per share of common stock                       $ 0.85          $ 0.79         $ 0.74          $ 0.70         $ 0.71
                                                ------          ------         ------          ------         ------
                                                ------          ------         ------          ------         ------




                                                        August 31
                                                        ---------
                           1999             1998           1997            1996           1995
                          ------           ------         ------          ------         ------
Total assets               $37,962         $38,910        $40,033         $41,451         $3,489
                           =======         =======        =======         =======         ======

Shares outstanding       7,520,100       7,520,100      7,520,100       7,520,100      7,520,100



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

         The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company has contacted its only material external agent (Capital) and has received assurances from Capital that it is Year 2000 compliant.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease I's most significant third party contractor, were to experience a year 2000 problem, it is likely that Lease I would not receive rental income as it became due from Senior Living Facility residents. Lease I in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay the Company mortgage payments due it. However, if this were to occur, the Company believes that given the nature of its business, such problem would be temporary and easily remediable with a simple accounting.

MARKET RISK

         The Company believes its market risk is immaterial.

                             ILM SENIOR LIVING, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

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

         READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL RESULTS MAY DIFFER.

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


                                  ILM SENIOR LIVING, INC.

                                  By: /s/ J. William Sharman, Jr.
                                      -----------------------------
                                      J. William Sharman, Jr.
                                      President and Chief Executive
                                      Officer

Dated: November 23, 1999
      ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



By: /s/ J. William Sharman                     Date: November 23, 1999
    ------------------------                         -----------------
    J. William Sharman, Jr.
    Director

By: /s/ Jeffry R. Dwyer                        Date: November 23, 1999
    -----------------------                          -----------------
    Jeffry R. Dwyer
    Director

By: /s/ CARL J. SCHRAMM                        Date: November 22, 1999
    -----------------------                          -----------------
    Carl J. Schramm
    Director

                             ILM SENIOR LIVING, INC.

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(A)(3)

                             ILM SENIOR LIVING, INC.

                                INDEX TO EXHIBITS


                                                              PAGE NUMBER IN THE REPORT
EXHIBIT NO.         DESCRIPTION OF DOCUMENT                   OR OTHER REFERENCE
------------        -------------------------------------     ----------------------------------
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

                                       ERNST & YOUNG LLP

Dallas, Texas
October 22, 1999,
except for Notes 5 and 1, as to which the date is November 5 and 16, 1999, respectively

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                            August 31, 1999 and 1998
                  (Dollars in thousands, except per share data)




                                     ASSETS

                                                                    1999        1998
                                                                  --------    --------
Operating investment properties, at cost:
   Land                                                           $  4,921    $  4,768
   Building and improvements                                        38,197      38,166
   Furniture, fixtures and equipment                                 4,948       4,948
                                                                  --------    --------
                                                                    48,066      47,882
   Less: accumulated depreciation                                  (13,417)    (12,131)
                                                                  --------    --------
                                                                    34,649      35,751

Mortgage placement fees                                              2,256       2,256
Less: accumulated amortization                                      (2,163)     (1,937)
                                                                  --------    --------
                                                                        93         319

Loan origination fees                                                  272         102
Less: accumulated amortization                                         (85)         --
                                                                  --------    --------
                                                                       187         102

Cash and cash equivalents                                            2,615       2,264
Accounts receivable - related party                                    306         336
Prepaid expenses and other assets                                      100          89
Deferred rent receivable                                                12          49
                                                                  --------    --------
                                                                  $ 37,962    $ 38,910
                                                                  --------    --------
                                                                  --------    --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                  365         259
Accounts payable - related party                                       343          67
Construction loan payable                                            2,093          --

Preferred shareholders' minority
interest in consolidated subsidiary                                    134         125
                                                                  --------    --------
   Total liabilities                                                 2,935         451

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 10,000,000 shares authorized,
     7,520,100 shares issued and outstanding                            75          75
   Additional paid-in capital                                       65,711      65,711
   Accumulated deficit                                             (30,759)    (27,327)
                                                                  --------    --------
   Total shareholders' equity                                       35,027      38,459
                                                                  --------    --------
                                                                  $ 37,962    $ 38,910
                                                                  --------    --------
                                                                  --------    --------



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               For the years ended August 31, 1999, 1998, and 1997
                  (Dollars in thousands, except per share data)


                                                 1999     1998     1997
                                                ------   ------   ------
REVENUES:
   Rental and other income                      $7,525   $7,222   $6,643
   Interest income                                  72       98      162
                                                ------   ------   ------
                                                 7,597    7,320    6,805

EXPENSES:
   Depreciation expense                          1,286    1,287    1,282
   Amortization expense                            311      226      226
   Management fees                                --       --         70
   General and administrative                      559      294      866
   Professional fees                             2,393      674      445
   Directors' compensation                          87      116       82
                                                ------   ------   ------
                                                 4,636    2,597    2,971
                                                ------   ------   ------

NET INCOME                                      $2,961   $4,723   $3,834
                                                ------   ------   ------
                                                ------   ------   ------

Earnings per share of common stock              $ 0.39   $ 0.63   $ 0.51
                                                ------   ------   ------
                                                ------   ------   ------

Cash dividends paid per share of common stock   $ 0.85   $ 0.79   $ 0.74
                                                ------   ------   ------
                                                ------   ------   ------



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



                                          COMMON STOCK
                                         $.01 PAR VALUE     ADDITIONAL
                                     ---------------------   PAID-IN     ACCUMULATED
                                      SHARES       AMOUNT    CAPITAL       DEFICIT         TOTAL
                                     ---------    --------  -----------  ------------     --------
             >
SHAREHOLDERS' EQUITY AT
AUGUST 31, 1996                      7,520,100    $   75     $65,711      $(24,418)       $41,368

Cash dividends paid                         --        --          --        (5,544)        (5,544)

Net income                                  --        --          --         3,834          3,834
                                    ----------    ------     --------     --------        -------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1997                      7,520,100        75      65,711       (26,128)        39,658

Cash dividends paid                         --        --          --        (5,922)        (5,922)

Net income                                  --        --          --         4,723          4,723
                                    ----------    ------     --------     --------        -------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1998                      7,520,100        75      65,711       (27,327)        38,459

Cash dividends paid                         --        --           --       (6,393)        (6,393)

Net income                                  --        --           --        2,961          2,961
                                    ----------    ------     --------     --------        -------

SHAREHOLDERS' EQUITY AT
AUGUST 31, 1999                      7,520,100    $   75      $65,711     $(30,759)       $35,027
                                    ==========    ======     ========     ========        =======




                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1999, 1998, and 1997
                                 (In thousands)



                                                                1999       1998       1997
                                                              -------    -------    -------
Cash flows from operating activities:
   Net income                                                 $ 2,961    $ 4,723    $ 3,834
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                            1,597      1,513      1,508
       Charitable contribution of subsidiary's
         preferred stock and accrued dividends                      9          9        116
       Changes in assets and liabilities:
         Interest and other receivables                            --         --        397
         Accounts receivable - related party                       30       (220)       232
         Prepaid expenses and other assets                        (11)        18        (97)
         Deferred rent receivable                                  37         37         37
         Accounts payable - related party                         276        (93)        71
         Accounts payable and accrued expenses                    106        160        105
                                                              -------    -------    -------
              Net cash provided by operating
              activities                                        5,005      6,147      6,203
                                                              -------    -------    -------

Cash flows used in investing activities:
   ILM Holding acquired cash balance                               --         --        400
   Additions to operating investment properties                  (184)      (995)      (533)
                                                              -------    -------    -------
              Net cash used in investing activities              (184)      (995)      (133)
                                                              -------    -------    -------

Cash flows used in financing activities:
   Loan origination fees paid                                    (170)      (102)        --
   Proceeds from construction loan facility                     2,093         --         --
   Cash dividends paid to shareholders                         (6,393)    (5,922)    (5,544)
                                                              -------    -------    -------
              Net cash used in financing activities            (4,470)    (6,024)    (5,544)
                                                              -------    -------    -------

Net increase (decrease) in cash and cash equivalents              351       (872)       526
Cash and cash equivalents, beginning of year                    2,264      3,136      2,610
                                                              -------    -------    -------

Cash and cash equivalents, end of year                        $ 2,615    $ 2,264    $ 3,136
                                                              -------    -------    -------
                                                              -------    -------    -------

Cash paid for state income taxes                              $    42    $    13    $    --
                                                              -------    -------    -------
                                                              -------    -------    -------

Cash paid for interest                                        $    20    $    --    $    --
                                                              -------    -------    -------
                                                              -------    -------    -------





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

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (continued)
                                 August 31, 1999

4. OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT (CONTINUED)

         Condensed balance sheets as of August 31, 1999 and 1998, and condensed statements of operations for the years ended August 31, 1999 and 1998 (in thousands), of Lease I are as follows:


     ASSETS                                        1999             1998
                                                 --------          -------
     Current assets                               $ 1,447          $ 2,225
     Furniture, fixtures, and equipment, net          356              609
     Other assets                                      92              364
                                                 --------          -------
                                                  $ 1,895          $ 3,198
                                                 --------          -------
                                                 --------          -------

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities                          $ 1,370          $ 2,756
     Other liabilities                                 12               49
     Shareholders' equity                             513              393
                                                 --------          -------
                                                  $ 1,895          $ 3,198
                                                 --------          -------
                                                 --------          -------

     STATEMENT OF OPERATIONS
     Revenues                                     $19,923          $19,294

     Operating expenses                            19,530           19,729
     Income tax expense (benefit)                    (273)             (54)
                                                 --------          -------
     Net income (loss)                            $   120          $  (381)
                                                 --------          -------
                                                 --------          -------



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

                             ILM SENIOR LIVING, INC.
                   Notes to Consolidated Financial Statements
                                 August 31, 1999

Schedule III - Real Estate and Accumulated Depreciation

                             ILM SENIOR LIVING, INC.
        CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 August 31, 1999
                             (Amounts in thousands)



                                                        Costs
                                                    Capitalized
                                   Initial Cost to    (Removed            Gross Amount at Which Carried
                                      ILM (2)      Subsequent to)                  At End of Year
                                ------------------ Acquisition of ----------------------------------------------
                                                     Buildings &           Buildings &      Unamortized              Accumulated
                 Encumbrances          Buildings &  Improvements          Improvements     Mortgage Fees             Depreciation
Description          (1)        Land  Improvements      (3)       Land        (5)               (5)       Total           (5)
-----------      -------------- ----  ------------  ------------- ----  --------------- ----------------  ------  ---------------
CONGREGATE CARE FACILITIES:

East Lansing,
Michigan            $ 8,950     $  422  $ 9,251      $ (2,881)     $  558    $ 6,138        $  345           $7,041     $ (2,042)

Winston-Salem,
North Carolina        5,750        520    8,883        (3,881)        337      4,855           336           5,528        (1,938)

Raleigh,
North Carolina        8,350      1,021   10,992        (3,414)      1,378      7,455           429           9,262        (2,210)

Peoria,
Illinois              8,350       524    10,867        (2,831)        492      7,736           408           8,636        (2,173)

Omaha,
Nebraska              8,200       430     8,092           521       1,029      8,315           305           9,649        (2,136)

Wichita,
Kansas                8,350       388     5,381           174         367      5,379           207           5,953        (1,716)

Hot Springs,
Arkansas              5,350       290     3,187          (736)        361      2,339           125           2,825          (781)

Santa Barbara,
California            1,698       387     1,086           (63)        399        928           101           1,428          (421)
                    -------    ------   -------      --------      ------    -------        ------         -------      --------
                    $54,998    $3,982   $57,739      $(13,111)     $4,921    $43,145        $2,256         $50,322      $(13,417)
                    -------    ------   -------      --------      ------    -------        ------         -------      --------
                    -------    ------   -------      --------      ------    -------        ------         -------      --------


                                                              Life on
                                                               Which
                                                            Depreciation
                                                              in Latest
                                                               Income
                  Accumulated        Date of      Date        Statement
                 Amortization(5)  Construction  acquired     is Computed
                 ---------------  ------------  --------    ------------
East Lansing,

Michigan            $(350)            1989       6/29/89       5-40 yrs.

Winston-Salem,
North Carolina       (339)            1989       6/29/89       5-40 yrs.

Raleigh,
North Carolina       (412)            1991       4/29/91       5-40 yrs.

Peoria,
Illinois             (389)            1990      11/30/90       5-40 yrs.

Omaha,
Nebraska             (292)            1985       2/14/90       5-40 yrs.

Wichita,
Kansas               (198)            1985       2/14/90       5-40 yrs.

Hot Springs,
Arkansas             (111)            1987      12/14/90       5-40 yrs.

Santa Barbara,
California            (72)            1979       7/13/92       5-40 yrs.
                  -------
                  $(2,163)
                  -------
                  -------



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

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                     ILM SENIOR LIVING, INC. AND SUBSIDIARY
  CONSOLIDATED SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                 August 31, 1999
                             (Amounts in thousands)


                                                                       1999      1998      1997
                                                                      -------   -------   -------
(5) Reconciliation of real estate owned:

    Balance at beginning of period                                    $50,138   $49,143   $48,610
     Acquisitions and improvements - year ended 8/31/99                   184        --        --
     Acquisitions and improvements - year ended 8/31/98                    --       995        --
     Acquisitions and improvements - year  ended 8/31/97                   --        --       533
                                                                      -------   -------   -------
    Balance at end of period                                          $50,322   $50,138   $49,143
                                                                      -------   -------   -------
                                                                      -------   -------   -------

(6) Reconciliation of accumulated depreciation and amortization:

    Balance at beginning of period                                   $14,069    $12,556   $11,048
     Depreciation and amortization expense - year ended 8/31/99        1,511         --        --
     Depreciation and amortization expense - year ended 8/31/98           --      1,513        --
     Depreciation and amortization expense - year ended 8/31/97           --         --     1,508
                                                                      -------   -------   -------
    Balance at end of period                                         $15,580    $14,069   $12,556
                                                                      -------   -------   -------
                                                                      -------   -------   -------
