Form 10-Q
period 2000-02-29
ILM SENIOR LIVING INC /VA
filed 2000-04-14
CIK 847414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
             (Exact name of registrant as specified in its charter)

             VIRGINIA                                      04-3042283
    -----------------------                           ----------------
    (State of organization)                           (I.R.S. Employer
                                                     Identification No.)



1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:              (888) 257-3550
                                                               -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X_ No___

Shares of common stock outstanding as of February 29, 2000: 7,520,100.

================================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX


Part I.  Financial Information                                                                                 Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  February 29, 2000 (Unaudited) and August 31, 1999............................................4

                  Consolidated Statements of Income For the six  months and three months ended
                  February 29, 2000 and February 28, 1999 (Unaudited)..........................................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................6

                  Consolidated Statements of Cash Flows
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................7

                  Notes to Consolidated Financial Statements (Unaudited)....................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-19

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

Signatures....................................................................................................21

                             ILM SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                           CONSOLIDATED BALANCE SHEETS
                February 29, 2000 (Unaudited) and August 31, 1999

                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                     FEBRUARY 29, 2000       AUGUST 31, 1999
                                                                     -----------------       ---------------
      Operating investment properties, at cost:

         Land                                                           $   4,925              $   4,921
         Building and improvements                                         38,270                 38,197
         Furniture, fixtures and equipment                                  4,948                  4,948
                                                                       ----------             ----------
                                                                           48,143                 48,066
         Less:  accumulated depreciation                                  (14,061)               (13,417)
                                                                        ---------              ---------
                                                                           34,082                 34,649


      Mortgage placement fees                                               2,256                  2,256
      Less: accumulated amortization                                       (2,256)                (2,163)
                                                                        ---------             ----------
                                                                                -                     93

      Loan origination fees                                                   272                    272
      Less:  accumulated amortization                                        (132)                   (85)
                                                                        ---------             ----------
                                                                              140                    187

      Cash and cash equivalents                                             1,645                  2,615
      Accounts receivable - related party                                     314                    306
      Prepaid expenses and other assets                                       176                    100
      Deferred rent receivable                                                  -                     12
                                                                        ---------             ----------
                                                                         $ 36,357              $  37,962
                                                                         ========              =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable and accrued expenses                            $      237            $       365
      Accounts payable - related party                                        238                    343
      Construction loan payable                                             2,093                  2,093
      Preferred shareholders' minority
         interest in consolidated subsidiary                                  138                    134
                                                                       ----------             ----------
         Total liabilities                                                  2,706                  2,935

      Contingencies

      Shareholders' equity:
         Common stock, $0.01 par value,
            10,000,000 shares authorized,
            7,520,100 shares issued and outstanding                            75                     75
         Additional paid-in capital                                        65,711                 65,711
         Accumulated deficit                                              (32,135)               (30,759)
                                                                        ---------             ----------
         Total shareholders' equity                                        33,651                 35,027
                                                                        ---------             ----------
                                                                         $ 36,357              $  37,962
                                                                         ========              =========



                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
         For the six months and three months ended February 29, 2000 and
                         February 28, 1999 (Unaudited)
                 (Dollars in thousands, except per share data)

                                                              Six Months Ended              Three Months Ended
                                                         February 29,    February 28    February 29    February 28
                                                                2000            1999           2000           1999
    REVENUES

       Rental and other income                                  $3,788         $3,761         $1,905          $1,870
       Interest income                                              40             39             18              17
                                                                 -----          -----          -----           -----
                                                                 3,828          3,800          1,923           1,887

    EXPENSES

       Depreciation expense                                        644            643            322             320
       Amortization expense                                        140            147             60              74
       General and administrative                                  164            256             96             129
       Professional fees                                         1,014          1,044            579             824
       Directors' compensation                                      46             49             24              29
                                                                 -----          -----          -----           -----
                                                                 2,008          2,139          1,081           1,376
                                                                 -----          -----          -----           -----

    NET INCOME                                                  $1,820         $1,661           $841            $511
                                                                ======         ======           ====            ====


    Basic earnings per share of common stock                     $0.24          $0.22          $0.11           $0.07
                                                                 =====          =====          =====           =====


    Cash dividends paid per share of common stock                $0.43          $0.43          $0.21           $0.21
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

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                 For the six months ended February 29, 2000 and
                          February 28, 1999 (Unaudited)

                  (Dollars in thousands, except per share data)

                                     Common Stock             Additional
                                    $.01 Par Value            Paid-In         Accumulated
                                Shares        Amount          Capital            Deficit            Total

Shareholders' equity
at August 31, 1998            7,520,100          $75          $ 65,711           $(27,327)          $38,459

Cash dividends paid                 -              -            (3,196)            (3,196)

Net income                          -              -               -                1,661             1,661
                              ---------         ----          --------           --------           -------

Shareholders' equity
at February 28, 1999          7,520,100          $75          $ 65,711           $(28,862)          $36,924
                              =========          ===          ========           ========           =======

Shareholders' equity
at August 31, 1999            7,520,100          $75          $ 65,711           $(30,759)          $35,027

Cash dividends paid                 -              -            (3,196)            (3,196)

Net income                          -              -               -                1,820             1,820
                              ---------         ----          --------           --------           -------

Shareholders' equity
at February 29, 2000          7,520,100          $75          $ 65,711           $(32,135)          $33,651
                              =========          ===          ========           ========           =======




                 See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended February 29, 2000 and

                          February 28, 1999 (Unaudited)
                             (Dollars in thousands)

                                                                                Six Months Ended
                                                                         February 29,      February 28,
                                                                             2000              1999
Cash flows from operating activities:
    Net income                                                             $ 1,820           $ 1,661
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                                 784               790
         Accrued dividends on subsidiary's
          preferred stock                                                       45
         Changes in assets and liabilities:

             Accounts receivable - related party                                (8)               47
             Prepaid expenses and other assets                                 (76)               62
             Deferred rent receivable                                                           1218
             Accounts payable and accrued expenses                            (128)              -
             Accounts payable - related party                                 (105)              133
                                                                           -------           -------
                    Net cash provided by operating activities                2,303             2,716
                                                                           -------           -------

Cash flows used in investing activities:
         Additions to operating investment
          properties                                                           (77)              (97)
                                                                           -------           -------
                           Net cash used in investing activities               (77)              (97)

Cash flows used in financing activities:
         Loan origination fees paid                                                           - (168
         Cash dividends paid to shareholders                                (3,196)           (3,196)
                                                                           -------           -------
                            Net cash used in financing activities           (3,196)           (3,364)
                                                                           -------           -------

Net decrease in cash and cash equivalents                                     (970)             (745)

Cash and cash equivalents, beginning of period                               2,615             2,264
                                                                           -------           -------

Cash and cash equivalents, end of period                                   $ 1,645           $ 1,519
                                                                           =======           =======

Cash paid for interest                                                     $    47                $-
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

             The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 29, 2000 and revenues and expenses for each of the six- and three-month periods ended February 29, 2000 and February 28, 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six-month period ended February 29, 2000, are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

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

             The Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM Holding. Cumulative dividends accrued as of February 29, 2000 on the preferred stock in ILM Holding totaled approximately $27,000.

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

         AGREEMENT  AND PLAN OF MERGER  WITH  CAPITAL SENIOR LIVING CORPORATION

             On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. Although the pending merger agreement remains operative and in full force and effect, Capital has communicated certain proposed modifications to the pending transaction which have not been agreed to in principle or otherwise by the Company. The Company presently is in discussions with Capital regarding the pending merger transaction and is considering potential modifications thereto including a reduced merger consideration. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                             ILM SENIOR LIVING, INC.

             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

    2.       OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE
             AGREEMENT

             At February 29, 2000, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:

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

(1) The acquisition of Villa Santa Barbara was financed jointly by the Company and an affiliated entity, ILM II Senior Living, Inc ("ILM II"). All amounts generated from Villa Santa Barbara are equitably apportioned between the Company, together with its consolidated subsidiary, and ILM II, together with its consolidated subsidiary, generally 25% and 75%, respectively. Villa Santa Barbara is owned 25% by ILM Holding and 75% by ILM II Holding as tenants in common. Upon the sale of the Company or ILM II, arrangements would be made to transfer the Santa Barbara facility to the selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

         Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor (the "Lessor"), and Lease I as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800 per year. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $615,000 and $313,000 for the six- and three-month periods ended February 29, 2000, respectively, compared to $564,000 and $288,000 for the six- and three-month periods ended February 28, 1999, respectively.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

3.    RELATED PARTY TRANSACTIONS

         Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the six-month periods ended February 29, 2000 and February 28, 1999, Capital earned property management fees from Lease I of $547,000, and $537,000, respectively. For the three-month periods ended February 29, 2000 and February 28, 1999, Capital earned property management fees from Lease I of $271,000 and $277,000, respectively.

         On September 18, 1997, Lease I entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansion of several of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. The Company will reimburse Lease I for all costs related to these potential expansions, including fees to Capital Senior Development, Inc. During fiscal 2000 and 1999, Capital Senior Development, Inc. earned no fees from Lease I for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six-month periods ended February 29, 2000 and February 28, 1999, Greenberg Traurig earned fees from the Company of $593,000 and $375,000, respectively. For the three-month periods ended February 29, 2000 and February 28, 1999, Greenberg Traurig earned fees from the Company of $483,000 and $287,000, respectively.

         Accounts receivable - related party at February 29, 2000 and August 31, 1999, represent amounts due from an affiliated company, Lease I, principally for variable rent. Accounts payable - related party at February 29, 2000 and August 31, 1999, represent accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above.

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

          On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM II. As part of the settlement, Capital Senior Living Corporation increased its proposed merger consideration payable to the Company and ILM II shareholders to all-cash amounts of $12.90 and $14.47 per share, respectively, and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed merger is consummated. If the proposed merger is not consummated and if the Company and ILM II were to consummate an extraordinary transaction with a third party, then the Company and ILM II would be responsible for the plaintiffs' attorneys fees and expenses.

5.       CONSTRUCTION LOAN FINANCING

         During 1999, the Company secured a construction loan facility with a major bank that provides the Company with up to $24.5 million to fund the capital costs of potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at February 29, 2000, were approximately $2.1 million. Loan origination fees of $272,000 were paid in connection with this loan facility and are being amortized over the term of the loan. Capitalized interest at February 29, 2000, and August 31, 1999, was $104,205 and $31,233.

6.   SUBSEQUENT EVENT

          On March 20, 2000, the Company's Board of Directors declared a quarterly dividend for the three-month period ended February 29, 2000. On April 17, 2000, a dividend of $0.2125 per share of common stock, totaling approximately $1,598,000, will be paid to Shareholders of record as of March 31, 2000.

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

    The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expired on December 31, 1999, but has been extended on a month-to-month basis, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the six- and three-month periods ended February 29, 2000 was $615,000 and $313,000, respectively, compared to variable rental income of $564,000 and $288,000 for the six- and three-month periods ended February 28, 1999, respectively.

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

Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of February 29, 2000 on the Preferred Stock in ILM Holding totaled approximately $27,000.

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

    Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at February 29, 2000. As a result, the Company is expected to receive the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL (CONTINUED)

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. If the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $12.90 per share. Consummation of this transaction will require, among other things, the affirmative vote of the holders of not less than 66-2/3% of the Company's outstanding common stock. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. IN connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I immediately prior to the effective time of the merger. As of December 31, 1999, the Board of Directors voted to defer the Company's scheduled liquidation date on a month-to-month basis and to extend the Facilities Lease Agreement on a month-to-month basis beyond the original expiration dates of December 31, 1999. Although the pending merger agreement remains operative and in full force and effect, Capital has communicated certain proposed modifications to the pending transaction which have not been agreed to in principle or otherwise by the Company. The Company presently is in discussions with Capital regarding the pending merger transaction and is considering potential modifications thereto including a reduced merger consideration. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 90% for the three-month period ended February 29, 2000, compared to 95% for the three-month periods ended February 29, 1999. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

     On June 7, 1999, the Company borrowed approximately $2.1 million under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of February 29, 2000, approximately $22.4 million of the construction loan facility is unused and available.

    At February 29, 2000, the Company had cash and cash equivalents of $1,645,000 compared to $2,615,000 at August 31, 1999. Remaining cash will be used for the working capital requirements of the Company, along with the investment in the properties owned by ILM Holding for certain capital improvements and for dividends to the Shareholders. Future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

      Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company believes that it has completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, Lease I's only significant and material third-party contractor, were to experience a Year 2000 problem, it is likely that Lease I would not receive rental income as it became due from Senior Living Facility residents. Lease I in turn would fail to pay ILM Holding lease payments as they arise under the master lease, and ILM Holding in turn would fail to pay the Company mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and easily remedied with a simple accounting.

MARKET RISK

     The Company believes its market risk is immaterial.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000 VERSUS SIX MONTHS ENDED FEBRUARY 28, 1999

     Net income increased $159,000 or 9.6% to $1,820,000 for the six-month period ended February 29, 2000 compared to $1,661,000 for the six-month period ended February 28, 1999. Total revenue was $3,828,000 representing an increase of $28,000 or 0.7%, compared to $3,800,000 for the same period of the prior year. Rental and other income increased $27,000, or 0.7%, to $3,788,000 from $3,761,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $131,000 or 6.1%, to $2,008,000 for the six-month period ended February 29, 2000, compared to $2,139,000 for the six-month period ended February 28, 1999. This overall decrease in expenses is primarily attributable to a $92,000 or 36.0% decrease in general and administrative costs due to decreased insurance costs of $52,000 or 42.3% and decreased printing costs of $31,000 or 79.5% as well as a $30,000 or 2.9% decrease in the use of legal, financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements). In addition, legal fees associated with the construction loan facility, also an expense of the prior year, were not repeated this year contributing to the overall decrease in professional fees when compared to 1999.

THREE MONTHS ENDED FEBRUARY 29, 2000 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1999

     Net income increased $331,000 or 64.8%, to $842,000 for the second quarter ended February 29, 2000 compared to $511,000 for the second quarter ended February 28, 1999. Total revenue was $1,923,000 representing an increase of $36,000 or 1.9%, compared to $1,887,000 for the same period of the prior year. Rental and other income increased $35,000 or 1.9%, to $1,905,000 from $1,870,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $295,000, or 21.4%, to $1,081,000 for the quarter ended February 29, 2000 compared to $1,376,000 for the quarter ended February 28, 1999. This decrease in expenses is primarily attributable to a decrease of $245,000 or 29.7% in professional fees due to legal, financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements). In addition, legal fees associated with the construction loan facility, an expense of the prior year, were not repeated this year, contributing to the overall decrease in professional fees when compared to 1999. The $33,000 or 25.6% decrease in general and administrative expenses to $96,000, for the second quarter ended February 29, 2000, compared to $129,000 for the same period last year, was due to a variety of factors including decreased Director and Officer insurance costs of $11,000 or 23.9%; decreased postage and mailing costs of $5,000 or 20.0%; decreased printing costs of $16,000 or 69.6% for the annual and quarterly reports which were completed timely, distributing incurred costs more evenly when compared to the previous year; and a $14,000 or 18.9% decrease in amortization expense as a result of mortgage placement fees becoming fully amortized during the quarter ended February 29, 2000.

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

Dated: April 14, 2000
      ----------------