Form 10-Q
period 2000-05-31
ILM SENIOR LIVING INC /VA
filed 2000-07-17
CIK 847414

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 2000
                                                ------------

                                       OR

       / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-18249

                             ILM SENIOR LIVING, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                                04-3042283
-----------------------                                   --------------------
(State of organization)                                    (I.R.S. Employer
                                                           Identification No.)


1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA             22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                    (Zip Code)


Registrant's telephone number, including area code:           (888) 257-3550
                                                         -----------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                     -----------------------
      None                                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock $.01 Par Value
                     -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/   No  / /

Shares of common stock outstanding as of May 31, 2000: 7,520,100.

Current Report on Form 8-K
of Registrant Dated June 2, 2000

================================================================================

                             ILM SENIOR LIVING, INC.

                                      INDEX

Part I. Financial Information                                              PAGE
                                                                           ----

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  May 31, 2000 (Unaudited) and August 31, 1999.................4

                  Consolidated Statements of Income
                  For the nine months and three months ended
                    May 31, 2000 and 1999 (Unaudited)..........................5

                  Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 2000
                    and 1999 (Unaudited).......................................6

                  Consolidated Statements of Cash Flows
                  For the nine months ended May 31, 2000
                    and 1999 (Unaudited).......................................7

                  Notes to Consolidated Financial Statements
                    (Unaudited).............................................8-12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............13-19

Part II.  Other Information

         Item 5.  Other Information...........................................20

         Item 6.  Exhibits and Reports on Form 8-K............................20

Signatures....................................................................21

                             ILM SENIOR LIVING, INC

PART I.  FINANCIAL INFORMATION
------------------------------

         Item I.  Financial Statements
                  (See next page)

                             ILM SENIOR LIVING, INC.

                          CONSOLIDATED BALANCE SHEETS
                   May 31, 2000 (Unaudited) and August 31, 1999
                   (Dollars in thousands, except per share data)




                                     ASSETS

                                                 MAY 31, 2000    AUGUST 31, 1999
                                                 ------------    ---------------
Operating investment properties, at cost:
   Land                                             $  4,946       $  4,921
   Building and improvements                          38,320         38,197
   Furniture, fixtures and equipment                   4,948          4,948
                                                    --------       --------
                                                      48,214         48,066
   Less:  accumulated depreciation                   (14,382)       (13,417)
                                                    --------       --------
                                                      33,832         34,649

Mortgage placement fees                                2,256          2,256
Less: accumulated amortization                        (2,256)        (2,163)
                                                    --------       --------
                                                        --               93

Loan origination fees                                    272            272
Less:  accumulated amortization                         (155)           (85)
                                                    --------       --------
                                                         117            187

Cash and cash equivalents                              1,097          2,615
Accounts receivable - related party                      314            306
Prepaid expenses and other assets                        159            100
Deferred rent receivable                                --               12
                                                    --------       --------
                                                    $ 35,519       $ 37,962
                                                    ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses               $    174       $    365
Accounts payable - related party                         112            343
Construction loan payable                              2,093          2,093
Preferred shareholders' minority
   interest in consolidated subsidiary                   141            134
                                                    --------       --------
   Total liabilities                                   2,520          2,935

Contingencies

Shareholders' equity:
   Common stock, $0.01 par value,
      10,000,000 shares authorized,
      7,520,100 shares issued and outstanding             75             75
   Additional paid-in capital                         65,711         65,711
   Accumulated deficit                               (32,787)       (30,759)
                                                    --------       --------
   Total shareholders' equity                         32,999         35,027
                                                    --------       --------
                                                    $ 35,519       $ 37,962
                                                    ========       ========


                             See accompanying notes.

                             ILM SENIOR LIVING, INC.


                        CONSOLIDATED STATEMENTS OF INCOME
  For the nine months and three months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                   NINE MONTHS ENDED      THREE MONTHS ENDED
                                                         MAY 31                 MAY 31
                                                         ------                 ------

                                                    2000        1999        2000        1999
                                                    ----        ----        ----        ----
REVENUES
   Rental and other income                         $5,693      $5,638      $1,905      $1,877
   Interest income                                     52          48          12           9
                                                   ------      ------      ------      ------
                                                    5,745       5,686       1,917       1,886

EXPENSES
   Depreciation expense                               965         965         321         322
   Amortization expense                               163         220          23          73
   General and administrative                         274         361         110         105
   Professional fees                                1,503       1,878         489         834
   Directors' compensation                             74          69          29          20
                                                   ------      ------      ------      ------
                                                    2,979       3,493         972       1,354
                                                   ------      ------      ------      ------

NET INCOME                                         $2,766      $2,193      $  945      $  532
                                                   ======      ======      ======      ======

Basic earnings per share of common stock           $ 0.37      $ 0.29      $ 0.13      $ 0.07
                                                   ======      ======      ======      ======

Cash dividends paid per share of common stock      $ 0.64      $ 0.64      $ 0.22      $ 0.22
                                                   ======      ======      ======      ======


The above earnings and cash dividends paid per share of common stock are based upon the 7,520,100 shares outstanding during each period.



                             See accompanying notes.

                 ILM SENIOR LIVING, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY For the nine months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                               COMMON STOCK
                              $.01 PAR VALUE           ADDITIONAL
                           ---------------------        PAID-IN      ACCUMULATED
                           SHARES         AMOUNT        CAPITAL        DEFICIT           TOTAL
                           ------         ------        -------        -------           -----
Shareholders' equity
at August 31, 1998        7,520,100      $      75      $  65,711      $ (27,327)      $  38,459

Cash dividends paid            --             --             --           (4,795)         (4,795)

Net income                     --             --             --            2,193           2,193
                          ---------      ---------      ---------      ---------       ---------

Shareholders' equity
at May 31, 1999           7,520,100      $      75      $  65,711      $ (29,929)      $  35,857
                          =========      =========      =========      =========       =========

Shareholders' equity
at August 31, 1999        7,520,100      $      75      $  65,711      $ (30,759)      $  35,027

Cash dividends paid            --             --             --           (4,794)         (4,794)

Net income                     --             --             --            2,766           2,766
                          ---------      ---------      ---------      ---------       ---------

Shareholders' equity
at May 31, 2000           7,520,100      $      75      $  65,711      $ (32,787)      $  32,999
                          =========      =========      =========      =========       =========





                             See accompanying notes.

                             ILM SENIOR LIVING, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 2000 and 1999 (Unaudited)
                             (Dollars in thousands)

                                                                         NINE MONTHS ENDED
                                                                              MAY 31
                                                                      ----------------------
                                                                         2000          1999
                                                                       -------       -------
Cash flows from operating activities:
    Net income                                                         $ 2,766       $ 2,193
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Depreciation and amortization expense                           1,128         1,185
         Accrued dividends on subsidiary's preferred stock                   7             7
         Changes in assets and liabilities:
             Accounts receivable - related party                            (8)           40
             Prepaid expenses and other assets                             (59)          (47)
             Deferred rent receivable                                       12            27
             Accounts payable and accrued expenses                        (191)         --
             Accounts payable - related party                             (231)          109
                                                                       -------       -------
                    Net cash provided by operating activities            3,424         3,514
                                                                       -------       -------
Cash flows used in investing activities:
         Additions to operating investment properties                     (148)          (97)
                                                                       -------       -------
                    Net cash used in investing activities                 (148)          (97)
                                                                       -------       -------
Cash flows used in financing activities:
         Loan origination fees paid                                       --            (168)
         Cash dividends paid to shareholders                            (4,794)       (4,795)
                                                                       -------       -------
                    Net cash used in financing activities               (4,794)       (4,963)
                                                                       -------       -------
Net decrease in cash and cash equivalents                               (1,518)       (1,546)

Cash and cash equivalents, beginning of period                           2,615         2,264
                                                                       -------       -------

Cash and cash equivalents, end of period                               $ 1,097       $   718
                                                                       =======       =======

Cash paid for interest                                                 $   105       $  --
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

          The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2000 and revenues and expenses for each of the nine- and three-month periods ended May 31, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine-month period ended May 31, 2000, are not necessarily indicative of the results that may be expected for the year ending August 31, 2000.

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

          The Company made charitable gifts of one share of the preferred stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The preferred stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the preferred stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. Since ILM Holding is not expected to have sufficient cash flow in the foreseeable future to make the required dividend payments, it is anticipated that dividends will accrue and be paid at liquidation of ILM Holding. Cumulative dividends accrued as of May 31, 2000 on the preferred stock in ILM Holding totaled approximately $30,000.

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


     AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

          On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $11.63 per share compared to the previous merger consideration of $12.90 per share. The Company was advised by CSLC that, due to deteriorating conditions in the senior living industry and consequent decline in the loan value of the Company's properties, Capital was unable to raise sufficient financing to fund the original purchase price. CSLC has reported to the Company that it has obtained a signed financing commitment for substantially all of the merger consideration. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

          At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

          In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I on the date of consummation of the merger. The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)

2.   OPERATING INVESTMENT PROPERTIES SUBJECT TO FACILITIES LEASE AGREEMENT


          At May 31, 2000, through its consolidated subsidiary, the Company owned eight Senior Housing Facilities. The name, location and size of the properties are as set forth below:


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

          Subsequent to the effective date of the Settlement Agreement with AHC, in order to maximize the potential returns to the existing Shareholders while maintaining the Company's qualification as a REIT under the Internal Revenue Code, the Company formed a new corporation, Lease I, for the purpose of operating the Senior Housing Facilities under the terms of a Facilities Lease Agreement dated September 1, 1995 between the Company's consolidated affiliate, ILM Holding, as owner of the properties and lessor (the "Lessor"), and Lease I as lessee (the "Lessee"). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the term of the Facilities Lease Agreement, which was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800 per year. Lease I also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rent was $929,000 and $313,000 for the nine- and three-month periods ended May 31, 2000, respectively, compared to $859,000 and $295,000 for the nine- and three-month periods ended May 31, 1999, respectively.

                             ILM SENIOR LIVING, INC.
             Notes to Consolidated Financial Statements (Unaudited)
                                   (continued)


3.   RELATED PARTY TRANSACTIONS


          Lease I has retained Capital to be the property manager of the Senior Housing Facilities and the Company has guaranteed the payment of all fees due to Capital pursuant to the Management Agreement which commenced on July 29, 1996. Lawrence A. Cohen, who, through July 28, 1998, served as President, Chief Executive Officer and Director of the Company and a Director of Lease I, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party. For the nine-month periods ended May 31, 2000 and 1999, Capital earned property management fees from Lease I of $776,000, and $778,000, respectively. For the three-month periods ended May 31, 2000 and 1999, Capital earned property management fees from Lease I of $230,000 and $241,000, respectively. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger.

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

          Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine-month periods ended May 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $902,000 and $1,027,000, respectively. For the three-month periods ended May 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $309,000 and $651,000, respectively.

          Accounts receivable - related party at May 31, 2000 and August 31, 1999, represent amounts due from an affiliated company, Lease I, principally for variable rent. Accounts payable - related party at May 31, 2000 and August 31, 1999, represent accrued legal fees due to Greenberg Traurig, Counsel to the Company and its affiliates and a related party, as described above.

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

          On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to the Company and ILM II. As part of the settlement, Capital Senior Living Corporation increased its proposed merger consideration payable to the Company and ILM II shareholders and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed merger is consummated. If the proposed merger is not consummated and if the Company and ILM II were to consummate an extraordinary transaction with a third party, then the Company and ILM II would be responsible for the plaintiffs' attorneys fees and expenses.

5.   CONSTRUCTION LOAN FINANCING

          During 1999, the Company secured a construction loan facility with a major bank that provides the Company with up to $24.5 million to fund the capital costs of potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan expires on December 31, 2000, with possible extensions through September 29, 2003. Principal is due at expiration. Interest is payable monthly at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. Amounts outstanding under the loan at May 31, 2000, were approximately $2.1 million. Loan origination fees of $272,000 were paid in connection with this loan facility and are being amortized over the term of the loan. Capitalized interest at May 31, 2000, and August 31, 1999, was $123,093 and $31,233.

6.   SUBSEQUENT EVENTS

          On June 2, 2000, the Company's Board of Directors unanimously agreed not to declare any dividends on shares of the Company's common stock for the remainder of Fiscal Year 2000. The Board cited transaction costs previously incurred and to be incurred through closing of the pending merger with Capital and the establishment of a reserve to fund the short-term operations of the Company's senior living communities if the proposed merger with Capital is not consummated. The Company also announced that, should the merger not be consummated, its Board of Directors would reevaluate its dividend policy.

          On June 2, 2000, the Company caused Holding I to notify Lease I that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of the Company with CSLC. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 31, 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

          On June 22, 2000, at a special meeting of Shareholders, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000.

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


    The Facilities Lease Agreement is between the Company's consolidated affiliate, ILM Holding, as owner of the Senior Housing Facilities and Lessor, and Lease I as Lessee. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Pursuant to the Facilities Lease Agreement, which expired on December 31, 1999, but has been extended on a month-to-month basis, Lease I pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $6,364,800. Lease I also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $16,996,000. Variable rental income for the nine- and three-month periods ended May 31, 2000 was $929,000 and $313,000, respectively, compared to variable rental income of $859,000 and $295,000 for the nine- and three-month periods ended May 31, 1999, respectively.

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


Holding recapitalized its common stock and preferred stock by replacing the outstanding shares with 50,000 shares of new common stock and 275 shares of non-voting, 8% cumulative preferred stock issued to the Company (the "Preferred Stock"). The number of authorized shares of preferred stock and common stock in ILM Holding were also increased as part of the recapitalization. Following the recapitalization, the Company made charitable gifts of one share of the Preferred Stock in ILM Holding to each of 111 charitable organizations so that ILM Holding would meet the stock ownership requirements of a REIT as of January 30, 1997. The Preferred Stock has a liquidation preference of $1,000 per share plus any accrued and unpaid dividends. Dividends on the Preferred Stock accrue at a rate of 8% per annum on the original $1,000 liquidation preference and are cumulative from the date of issuance. It is anticipated that dividends will accrue and be paid at liquidation. Cumulative dividends accrued as of May 31, 2000 on the Preferred Stock in ILM Holding totaled approximately $30,000.

     The assumption of ownership of the Senior Housing Facilities through ILM Holding, which was organized as a so-called "C" corporation for tax purposes at the time of assumption, has resulted in a possible future tax liability which would be payable upon the ultimate sale of the Senior Housing Facilities (the "built-in gain tax"). The amount of such tax would be calculated based on the lesser of the total net gain realized from the sale transaction or the portion of the net gain realized upon a final sale which is attributable to the period during which the properties were held in a "C" corporation.

     Any future appreciation in the value of the Senior Housing Facilities subsequent to the conversion of ILM Holding to a REIT would not be subject to the built-in gain tax. The built-in gain tax would most likely not be incurred if the properties were to be held for a period of at least ten years from the date of the conversion of ILM Holding to a REIT. Although the Company originally anticipated holding the properties through December 31, 1999, pursuant to the Articles of Incorporation, the Board of Directors may defer the Company's scheduled liquidation date if in the opinion of a majority of the Directors the disposition of the Company's assets at such time would result in a material under-realization of the value of such assets; provided, however, that no such deferral may extend beyond December 31, 2014 absent amendment of the Company's Articles of Incorporation. The Company's Board of Directors voted to extend the term of the Company and the Facilities Lease Agreement with Lease I on a month-to-month basis commencing December 31, 1999. Based on management's estimate of the increase in values of the Senior Housing Facilities which occurred between April 1994 and January 1996, as supported by independent appraisals, ILM Holding would incur a sizeable tax if the Senior Housing Facilities were sold. Based on this increase of values during the time that ILM Holding was operated as a regular "C" corporation, a sale within ten years of the date of the conversion of ILM Holding to a REIT could result in a built-in gain tax of as much as $2.9 million, which could be reduced by $2.45 million using available net operating loss carryforwards of ILM Holding of approximately $7.2 million.

     Because the ownership of the assets of ILM Holding was expected to be transferred to the Company or its wholly-owned subsidiary, ILM Holding was capitalized with funds to provide it with working capital only for a limited period of time. At the present time, ILM Holding is not expected to have sufficient cash flow during fiscal year 2000 to (i) meet its obligations to make the debt service payments due under the loans and (ii) pay for capital improvements and structural repairs in accordance with the terms of the Facilities Lease Agreement. Although ILM Holding is not expected to fully fund its scheduled debt service payments to the Company, the current values of the Senior Housing Facilities are well in excess of the mortgage principal amounts plus accrued interest at May 31, 2000. As a result, the Company is expected to receive the full amount that would be due under the loans upon sale of the Senior Housing Facilities.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL (CONTINUED)

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, the Company entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, the Company entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999. As stated in the April 18th amendment, if the merger is consummated, the Shareholders of the Company will receive all-cash merger consideration of approximately $11.63 per share compared to the previous merger consideration of $12.90 per share. The Company was advised by CSLC that, due to deteriorating conditions in the senior living industry and consequent decline in the loan value of the Company's properties, Capital was unable to raise sufficient financing to fund the original purchase price. CSLC has reported to the Company that it has obtained a signed financing commitment for substantially all of the merger consideration. In addition, the amended agreement requires CSLC to agree to pay the Company increased termination fees in certain circumstances. Further, the Company required CSLC to agree to reduce the amount of fees and expenses it would receive upon termination of the merger in certain circumstances.

     At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of the Company's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. Holders of Company common stock will have no dissenters' rights in the merger.

     In connection with the merger, the Company has agreed to cause ILM Holding to cancel and terminate the Facilities Lease Agreement with Lease I on the date of consummation of the merger. The Facilities Lease Agreement was extended on a month-to-month basis as of December 31, 1999, beyond its original expiration date of December 31, 1999. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms. There can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof.

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the eight properties in which the Company has invested averaged 90% for the three-month period ended May 31, 2000, compared to 95% for the three-month period ended May 31, 1999. The Company's net operating cash flow is expected to be relatively stable and predictable due to the structure of the Facilities Lease Agreement. The annual base rental payments owed to ILM Holding are $6,364,800 and will remain at that level for the remainder of the lease term. In addition, the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above, which became effective in January 1997.

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

     On June 7, 1999, the Company borrowed approximately $2.1 million under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities. As of May 31, 2000, approximately $22.4 million of the construction loan facility is unused and available.

     At May 31, 2000, the Company had cash and cash equivalents of $1,097,000 compared to $2,615,000 at August 31, 1999. Remaining cash will be used for the working capital requirements of the Company, along with the investment in the properties owned by ILM Holding for certain capital improvements and transaction costs associated with the merger. If the merger is not consummated, future capital improvements could be financed from operations or through borrowings, depending on the magnitude of the improvements, the availability of financing and the Company's incremental borrowing rate. The source of future liquidity and dividends to the Shareholders is expected to be through facilities lease payments from Lease I, interest income earned on invested cash reserves and proceeds from the future sales of the underlying operating investment properties. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis. The Company generally will be obligated to distribute annually at least 95% of its taxable income to its shareholders in order to continue to qualify as a REIT under the Internal Revenue Code.

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

                             ILM SENIOR LIVING, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


NINE MONTHS ENDED MAY 31, 2000 VERSUS NINE MONTHS ENDED MAY 31, 1999

     Net income increased $573,000 or 26.1% to $2,766,000 for the nine-month period ended May 31, 2000 compared to $2,193,000 for the nine-month period ended May 31, 1999. Total revenue was $5,745,000 representing an increase of $59,000 or 1.0%, compared to $5,686,000 for the same period of the prior year. Rental and other income increased $55,000, or 1.0%, to $5,693,000 from $5,638,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $514,000 or 14.7%, to $2,979,000 for the nine-month period ended May 31, 2000, compared to $3,493,000 for the nine-month period ended May 31, 1999. This overall decrease in expenses is primarily attributable to a $375,000 or 20.0% decrease in professional fees as the result of decreased use of legal, financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements). In addition, legal fees associated with the construction loan facility, also an expense of the prior year, were not repeated this year contributing to the overall decrease in professional fees when compared to 1999. Other decreases include an $87,000 or 24.1% decrease in general and administrative costs due to decreased insurance costs of $61,000 or 33.2%; an $11,000 or 43.1% decrease in investor servicing costs; and decreased state tax expense of $14,000 or 35.3%. Amortization expense decreased $57,000 or 25.9% as the amortization of mortgage placement fees was completed as of January 2000.

THREE MONTHS ENDED MAY 31, 2000 VERSUS THREE MONTHS ENDED MAY 31, 1999

     Net income increased $413,000 or 77.6%, to $945,000 for the third quarter ended May 31, 2000 compared to $532,000 for the third quarter ended May 31, 1999. Total revenue was $1,917,000 representing an increase of $31,000 or 1.6%, compared to $1,886,000 for the same period of the prior year. Rental and other income increased $28,000 or 1.5%, to $1,905,000 from $1,877,000, due to increased rental income earned pursuant to the terms of the Facilities Lease Agreement. Total expenses decreased $382,000, or 28.2%, to $972,000 for the quarter ended May 31, 2000 compared to $1,354,000 for the quarter ended May 31, 1999. This decrease in expenses is primarily attributable to a decrease of $345,000 or 41.4% in professional fees due to decreased use of legal, financial and advisory professionals who were engaged to assist the Company with the agreement and plan of merger with Capital Senior Living Corporation (as discussed in Note 1 to the financial statements). In addition, legal fees associated with the construction loan facility, an expense of the prior year, were not repeated this year, contributing to the overall decrease in professional fees when compared to 1999. A $50,000 or 68.5% decrease in amortization expense is the result of mortgage placement fees becoming fully amortized as of January 2000.

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

(b) Reports on Form 8-K:


The Company filed a Current Report on Form 8-K dated June 2, 2000, reporting (1) the impending termination of the Facilities Lease Agreement between the Company and ILM I Lease Corporation; and (2) the Board of Director's decision regarding the declaration of dividends for the remainder of fiscal year 2000.

The Company filed a Current Report on Form 8-K dated April 18, 2000, reporting that the Company had entered into the First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999, with Capital Senior Living Corporation.

                             ILM SENIOR LIVING, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BY:  ILM SENIOR LIVING, INC.


                                   By: /s/ J. WILLIAM SHARMAN, JR.
                                       ----------------------------------
                                       J. William Sharman, Jr.
                                       President and Director


Dated: July 14, 2000